Form 10-Q
period 1998-06-30
BRISTOL HOTELS & RESORTS INC
filed 1998-08-14
CIK 1059760

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 1998


                            BRISTOL HOTELS & RESORTS
                                14295 Midway Road
                               Dallas, Texas 75244
                                 (972) 391-3910

                           Commission File No. 1-14047

     Incorporated in Delaware                          IRS No. 75-2754805

                   Former Name: Bristol Hotels & Resorts, Inc.

                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
      Title of each class                        on which registered
      -------------------                        -------------------
Common Stock, Par Value $.01 per share         New York Stock Exchange

                                  ------------


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes       No x
                                        ---      ---

      The number of shares of common stock, par value $.01 per share, outstanding at August 12, 1998 was 17,777,070.


================================================================================

                            BRISTOL HOTELS & RESORTS

                                      INDEX

PART I.           FINANCIAL INFORMATION.                                                                PAGE NO.
                                                                                                        --------
         Item 1.  Financial Statements:

                  Condensed Consolidated Statements of Income for the three months ended June 30, 1998.................................................................  3

                  Condensed Consolidated Balance Sheet as of June 30, 1998...............................  4

                  Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 1998.................................................................  5

                  Notes to Condensed Consolidated Financial Statements...................................  6

         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition.................................................................... 12

PART II. OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K....................................................... 17

SIGNATURE         ....................................................................................... 18

                            BRISTOL HOTELS & RESORTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
               (Unaudited, in thousands except per share amounts)

                                                           ACTUAL        PRO FORMA
                                                           ------        ---------
                                                           QUARTER        QUARTER
                                                            ENDED          ENDED
                                                        JUNE 30, 1998  JUNE 30, 1998
                                                        -------------  -------------
REVENUE
    Rooms ............................................     $    127      $142,013
    Food and beverage ................................            1        32,706
    Other ............................................            4         8,760
    Management fees ..................................           --         1,940
                                                           --------      --------

              Total revenue ..........................          132       185,419
                                                           --------      --------

OPERATING COSTS AND EXPENSES
    Departmental expense:
      Rooms ..........................................           59        40,067
      Food and beverage ..............................           --        25,264
      Other ..........................................            1         2,370
    Undistributed operating expenses:
      Administrative and general .....................           15        17,437
      Marketing ......................................            3        12,913
      Property occupancy costs .......................           16        15,813
      Tenant lease expense ...........................           97        60,508
      Depreciation and amortization ..................           --         1,241
      Corporate expense ..............................           --         6,276
                                                           --------      --------
Operating income (loss) ..............................          (59)        3,530
                                                           --------      --------

Interest expense .....................................           --           205
                                                           --------      --------

Income (loss) before income taxes ....................          (59)        3,325

Income taxes .........................................           --         1,330
                                                           --------      --------

Net income(loss) .....................................     $    (59)     $  1,995
                                                           ========      ========

Earnings per common and common equivalent share:
    Net income (loss):
      Basic ..........................................     $(59.00)      $   0.12
      Diluted ........................................     $(59.00)      $   0.11

Weighted average number of common and common
    equivalent shares outstanding:
      Basic ..........................................            1        17,310
      Diluted ........................................            1        17,739


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BRISTOL HOTELS & RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998
                        (Unaudited, dollars in thousands)

                                         ASSETS
Current assets
    Cash and cash equivalents ...........................     $   2
    Accounts receivable, net ............................         7
    Inventory ...........................................        24
    Deposits and other current assets ...................        10
                                                              -----

               Total assets .............................     $  43
                                                              =====

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Accounts payable and accrued expenses ...............     $  41
                                                              -----
               Total current liabilities ................        41

Other liabilities .......................................        60
                                                              -----
               Total liabilities ........................       101
                                                              -----

Common stock ............................................        --
Additional paid-in capital ..............................         1
Retained earnings .......................................       (59)
                                                              -----
               Total stockholder's
                       equity ...........................       (58)
                                                              -----

               Total liabilities and stockholder's
                 equity .................................     $  43
                                                              =====

         The accompanying notes are in integral part of these condensed consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                        (Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...................................        $(59)
    Increase in other liabilities .......................          60
                                                                 ----

              Cash provided by operating activities .....        $  1
                                                                 ----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contribution from Parent ............................           1
                                                                 ----

              Cash provided by financing activities .....           1
                                                                 ----

Net increase in cash and cash equivalents ...............           2

Cash and cash equivalents at beginning of period ........          --
                                                                 ----

Cash and cash equivalents at end of period ..............        $  2
                                                                 ====


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            BRISTOL HOTELS & RESORTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BACKGROUND

         Bristol Hotels & Resorts (together with its subsidiaries, the "Company") is a Delaware corporation which was incorporated in March 1998 and began operations in May 1998 as a subsidiary of Bristol Hotel Company ("BHC"). The Company was spun-off from BHC in connection with the merger of BHC with FelCor Suite Hotels, Inc. ("FelCor") on July 27, 1998 (the "FelCor Merger"). The Company is listed on the New York Stock Exchange under the symbol "BH", and commenced trading on July 28, 1998.

         The Company is one of the leading independent hotel operating companies in the United States, operating 122 primarily full-service hotels in the upscale and midscale segments of the hotel industry containing approximately 32,700 rooms, of which 105 hotels are operated under long-term leases with FelCor. The Company is the largest franchisee of Bass Hotels & Resorts (formerly Holiday Hospitality) branded hotels including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels. The Company also operates 28 hotels under other hotel brands, including Hampton Inn, Homewood Suites, Courtyard by Marriott and Fairfield Inn.

2.       BASIS OF PRESENTATION

         The financial statements of the Company as of June 30, 1998 reflect the pre-spin asset of the Company. The Company's sole pre-spin asset was the leasehold interest in the Hampton Inn - Las Vegas; therefore, the consolidated financial statements presented for the Company for the three months ended June 30, 1998 are not, in the opinion of management, indicative of the assets and operations of the Company post-spin. The Company began operations in May 1998, therefore, no statement of income is presented for the six months ended June 30, 1998.

         The pro forma statement of income for the three months ended June 30, 1998 giving effect to the FelCor Merger and the spin-off is also presented. The underlying assumptions for this pro forma statement of income are described in Note 6.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for the three months ended June 30, 1998 have been made.

3.       FELCOR MERGER AND THE SPINOFF

         On July 27, 1998, BHC's hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts. The FelCor Merger was consummated following the spin-off.

         Each of the BHC hotels acquired by FelCor in the FelCor Merger are leased to and operated by the Company. The Company and FelCor are separately owned and managed, but are expected to work together in the acquisition and leasing of additional hotels.

         In the spin-off, BHC stockholders received one common share of the Company for every two of their BHC common shares. In the FelCor Merger, BHC stockholders received 0.685 FelCor common shares for each of their existing BHC common shares. As a result of these transactions, former BHC stockholders own all of the Company's equity and 44% of FelCor's outstanding common equity. The spin-off was taxable to BHC and its stockholders, while the merger was tax-free to FelCor and BHC stockholders.

                            BRISTOL HOTELS & RESORTS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4.       FELCOR LEASES

         Of the 122 hotels operated by the Company after the spin-off and the FelCor Merger, 105 are subject to long-term leases with FelCor. The principal terms of the FelCor leases are summarized below, although certain terms vary from hotel to hotel.

         TERM
         The leases are for initial terms of five to ten years, with renewal options on the same terms for a total of 15 years. If a lease has been extended to 15 years, the Company may renew the lease for an additional five years at then current market rates.

         RENT
         The Company will pay rent equal to the greater of base rent or percentage rent. The percentage rent is based on specified percentages of various revenue streams. Those percentages will vary within the following ranges:

             Room Revenues:                      0% to 10% up to a revenue
                                                 breakpoint amount specified for
                                                 each hotel, then 60% to 75%
                                                 above such breakpoint

             Food and Beverage Revenues:         5% to 25%

             Phone Revenues:                     5% to 10%

             Other Revenues:                     Varying percentages depending
                                                 on the nature and source of
                                                 such revenues

         The base rent and the thresholds for computing percentage rent under the leases will be adjusted annually to reflect changes in the Consumer Price Index. While rental payments are made monthly, rent is calculated on a quarterly basis. Rent may be renegotiated if there are material changes in the markets in which the Company operates.

         TERMINATION
         Upon the sale of a property to a third party, FelCor may terminate the lease. The Company would be entitled to damages upon any termination to which it did not consent consisting of a monthly payment equal to one-twelfth of 75% of the cash flow derived from the lease for the prior twelve months. The payment, for the majority of the assets, would be due for a period equal to the remainder of the lease term for the terminated lease. For seven hotels acquired by FelCor which are currently available for sale, the termination payments are calculated at variable percentages during the lease term and will be paid over the remaining term of these five year leases.

         A lease may also be terminated by FelCor if the Company fails to satisfy certain performance targets, liquid net worth tests, defaults under a franchise agreement or upon a change in control of the Company. Either party may terminate upon a breach by the other party of the agreements under the lease.

                            BRISTOL HOTELS & RESORTS
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4.       FELCOR LEASES (CONTINUED)

         INSURANCE, PROPERTY TAXES AND GROUND LEASES
         FelCor will pay all real estate and personal property taxes (other than with respect to personal property of the Company), property insurance premiums and ground lease payments on the leased hotels. The Company will pay for all liability insurance on the leased hotels, which includes extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

5.       REDEMPTION OF BASS SHARES

         Companies affiliated with Bass plc (the "Bass Entities") owned approximately 31% of BHC's shares pre-spin and participated proportionately in the spin-off. Following the merger and the spin-off, and based on the ownership by the Bass Entities of BHC, the Bass Entities would have owned approximately 13% of FelCor and 31% of the Company. To assure FelCor's compliance with certain REIT requirements, the Company purchased, immediately after the spin-off, all of the Company's shares held by the Bass Entities in excess of 9.9% of the outstanding shares of the Company at spin-off, or approximately 5.3 million shares. The purchase price for these shares totaled $25.8 million (or $4.86 per Company share). The purchase of these shares was funded from cash contributed by BHC to the Company pursuant to the spin-off agreement for this purpose.

6.       PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma statements of income give effect to BHC's contribution of its hotel operating business to the Company, the spin-off and the FelCor Merger as if each event had occurred on January 1 of each period presented. The pro forma financial data is presented for illustrative purposes only and does not purport to be indicative of the results that would have actually been attained had such transactions been completed as of the assumed dates and for the periods presented or that may be obtained in the future. The pro forma financial data should be read in conjunction with the financial information appearing elsewhere in this report.

                            BRISTOL HOTELS & RESORTS

                                   (Unaudited)

6.       PRO FORMA FINANCIAL INFORMATION (CONTINUED)

                                                             Quarter         Quarter       Six Months      Six Months
                                                              Ended           Ended           Ended           Ended
                                                          June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                          -------------   -------------   -------------   -------------
                                                                              (Dollars in Thousands)
Revenue
    Rooms ...........................................        $142,013        $131,432        $270,687        $250,212
    Food and beverage ...............................          32,706          31,348          63,521          60,986
    Other operating departments .....................           8,760          10,030          18,163          20,854
    Management fees .................................           1,940           1,368           3,456           2,650
                                                             --------        --------        --------        --------
           Total revenue ............................         185,419         174,178         355,827         334,702

Operating costs & expenses Departmental Expenses:
      Rooms .........................................          40,067          37,254          76,403          70,955
      Food & beverage ...............................          25,264          23,799          48,561          46,188
      Other operating departments ...................           2,370           3,568           4,941           7,718
    Undistributed operating expenses:
      Administrative and general ....................          17,437          15,328          34,142          30,207
      Marketing .....................................          12,913          11,296          25,150          22,368
      Property occupancy costs ......................          15,813          17,064          32,256          33,788
      Depreciation and amortization .................           1,241             583           2,639           1,188
      Corporate expense .............................           6,276           7,008          13,196          12,895
                                                             --------        --------        --------        --------
Operating income before tenant lease
      expense .......................................          64,038          58,278         118,539         109,395

Tenant lease expense ................................          60,508          54,933         112,262         103,173
                                                             --------        --------        --------        --------

Operating income ....................................           3,530           3,345           6,277           6,222

Interest expense ....................................             205             205             410             410
                                                             --------        --------        --------        --------

Income before income taxes ..........................           3,325           3,140           5,867           5,812

Income taxes ........................................           1,330           1,253           2,347           2,319
                                                             --------        --------        --------        --------

Net income ..........................................        $  1,995        $  1,887        $  3,520        $  3,493
                                                             ========        ========        ========        ========

7.       LONG-TERM DEBT

         In connection with the spin-off, the Company entered into a $40 million revolving credit facility (the "Credit Facility"), with Bankers Trust Company. The Credit Facility is secured by essentially all of the Company's assets, including the stock of its subsidiaries and their rights under the leases with FelCor. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 1.875% or a base rate plus 0.875% and will mature one year after the spin-off is completed, with two one-year extension options. The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes.

                            BRISTOL HOTELS & RESORTS

                                   (Unaudited)

7.       LONG-TERM DEBT (CONTINUED)

         A sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company's obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the achievement of liquid net worth requirements related to such leases. The Company will pay a fee of 1.875% annually on the maximum amount which may be drawn under each letter of credit issued. The letter of credit sub-limit under the Credit Facility has a one-year term without renewal options. Concurrently with the spin-off, a letter of credit for $20 million was issued to FelCor to secure the Company's obligations under the leases.

8.       YEAR 2000 COMPLIANCE

         The Year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, dates after December 31, 1999 may be incorrectly identified and could cause system failures or miscalculations, causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business operations. BHC, before the spin-off, assessed the Company's information technology systems and the Company believes that a majority of these systems will properly utilize dates beyond the year 2000.

         The Company is continuing to evaluate various automated time clock, point-of-sale and non-information technology systems, including embedded systems that operate elevators, phone systems, energy management systems, security systems and other systems to determine Year 2000 compliance. The Company is also surveying its major vendors and service providers to determine whether they are Year 2000 compliant. The Company expects that these studies will be completed by December 31, 1998, but cannot guarantee that all vendors or service providers will comply with the Company's survey, and therefore the Company may not be able to determine Year 2000 compliance for those vendors or service providers. At the present time, the Company is devoting its resources to identifying systems, vendors and service providers that may not be Year 2000 compliant by January 1, 2000. When such systems, vendors or service providers are identified, the Company will determine the extent to which additional actions will be required by the Company, including the extent to which the Company will be able to replace non-compliant vendors, and will develop appropriate contingency plans. Due to the lack of an alternative source, there may be instances in which the Company will have no alternative but to remain with a non-compliant vendor or service provider.

         The Company's Year 2000 efforts are directly linked to those of its franchisors. Bass Hotels & Resorts, Cendent Corporation, Promus Hotel Corporation, ITT Sheraton Corporation, Hilton Hotels Corporation and Marriott International, Inc., franchisors for 115 of the Company's hotels, have indicated to the Company that their reservation systems will be Year 2000 compliant by January 31, 1999. The Company is working with FelCor and the other hotel owners to continue the program initiated by BHC to insure that the Company's and its principal vendors' systems are Year 2000 compliant. The Company anticipates that all of its reprogramming efforts and hardware replacement will be implemented and tested by June 30, 1999. The Company believes that this should provide adequate time prior to January 1, 2000 to correct any problems that did not surface during the implementation and testing of those systems within the Company's control.

                            BRISTOL HOTELS & RESORTS

                                   (Unaudited)

8.       YEAR 2000 COMPLIANCE (CONTINUED)

         In addition to those systems within the Company's control and the control of its vendors and service providers, there are other systems which have an impact on the Company's business and which may not be Year 2000 compliant by January 1, 2000. These systems could affect other segments of the travel industry, such as airlines and other transportation companies, reservation systems, and local transportation services among others. These systems are outside of the Company's control or influence and may not be verified by the Company. However, these systems could cause the Company to suffer lower revenues for some period of operations.

9.       ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Position 98-5, "Accounting for Start-up Costs" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. In accordance with SOP 98-5, the Company expensed all organizational costs related to the spin-off as incurred, and therefore, does not believe that this SOP will have a material impact on the financial results of the Company.

                            BRISTOL HOTELS & RESORTS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Certain matters in the Form 10-Q are forward-looking statements and information that are based on the Company's current views and assumptions concerning future events. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "project" and similar expressions. These statements are subject to risks and uncertainties that could cause the Company's actual operations and results of operations to differ materially from those reflected in such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to the Company achieving its business strategy and the costs and expected benefits of that strategy and having sufficient cash flow and other sources of cash to fund its lease payments, debt service requirements, working capital needs and other significant expenditures. Forward-looking statements are also based on what the Company anticipates future trends in the lodging industry will be and how those will be affected by industry capacity, the seasonal nature of the lodging industry, product demand and pricing and the other matters referred to from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

Actual Results

The Company's operations at June 30, 1998 consisted of a leasehold interest in the 128-room Hampton Inn - Las Vegas, which the Company began operating on May 20, 1998. The operating results of this hotel at June 30, 1998 are not indicative of its future performance as it was recently constructed and is in the process of establishing itself in the marketplace. The results of operations for periods after the FelCor Merger on July 27, 1998 will include the operations of all the Company's 122 hotels.

Redevelopment and Rebranding Program

The redevelopment and rebranding program (the "Redevelopment and Rebranding Program") started by BHC in November 1997 impacted the Company's 1998 pro forma operating results. The Redevelopment and Rebranding Program entails exterior and interior reconstruction of and renovations to a substantial number of the Holiday Inn Assets and the Single Asset Purchases (as defined below) as well as the rebranding of certain hotels operated under the Company's own brand names. In addition to the renovations, the Company expects to rebrand 19 hotels primarily to the Crowne Plaza or Crowne Plaza Suites brand. The Company believes the conversions to the Crowne Plaza brands will enable the hotels to more effectively compete in the markets in which they operate. In the first six months of 1998, the rebranding of five hotels, totaling 1,616 rooms, to the Crowne Plaza or Crowne Plaza Suites brands was completed. In total, 22 hotels with 7,053 rooms were undergoing redevelopment in the first six months of 1998, of which the redevelopment and/or rebranding of 10 hotels containing 3,175 rooms was completed by June 30, 1998. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 1999.

                            BRISTOL HOTELS & RESORTS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OVERVIEW (CONTINUED)

Pro Forma Results

The pro forma statements of income of the Company are prepared from BHC's historical financial statements, after giving effect to the spin-off and the FelCor Merger, and more accurately reflect the future operations of the Company than do the historical financial statements of the Company. Pro forma results for the three and six months ended June 30, 1998 and 1997 include the 37 hotels owned by BHC as of January 1, 1997 as well as the assets (the "Holiday Inn Assets") acquired by BHC in the Holiday Acquisition completed in April 1997 and the 20 hotels acquired by BHC in the Omaha Acquisition in April 1998. The results of operations of the individual hotels acquired during 1997 and 1998 (the "Single Asset Purchases") are included from their respective acquisition dates.

RESULTS OF OPERATIONS

Pro Forma Three Months Ended June 30, 1998 Compared With
   Pro Forma Three Months Ended June 30, 1997

Total revenue increased 6.5% to $185.4 million for the pro forma three months ended June 30, 1998, as compared to 1997 reflecting increases in rooms revenue and food and beverage revenue offset by a decrease in other revenue. Rooms revenue and food and beverage revenue increased 8.1% and 4.3%, respectively, for the pro forma three months ended June 30, 1998 compared to the pro forma three months ended June 30, 1997. Other revenue declined $1.3 million for the pro forma three months ended June 30, 1998 compared to the pro forma three months ended June 30, 1997 representing a 12.7% decrease. Revenue increases reflect the addition of the Single Asset Purchases and improvements in RevPAR (Revenue per Available Room) offset by the impact of having approximately 6.4% of total available rooms, totaling 95,786 room nights, out-of-service as a result of the Redevelopment and Rebranding Program. The decrease in other revenue is primarily related to a decrease in long distance telephone revenue as a result of the increased trend towards use of calling cards by hotel guests.

Average Daily Rate ("ADR") and occupancy for the Company for the pro forma three months ended June 30, 1998, was $79.56 and 69.2%, respectively, compared to $73.74 and 73.0%, respectively, for the pro forma three months ended June 30, 1997. ADR increased 7.9% compared to 1997, and the 3.8 percentage point (pp) decline in occupancy is primarily a result of the disruptions to the hotels during the Redevelopment and Rebranding Program. RevPAR for the Company was $55.03 for the pro forma three months ended June 30, 1998, compared to $53.81 for the pro forma three months ended June 30, 1997. This 2.3% RevPAR increase is primarily attributable to the general market conditions, the Company's management expertise and the strength of the Holiday Inn brand name and reservation system, offset by the disruptions caused by the Redevelopment and Rebranding Program. Without the effect of the properties under redevelopment in the periods, ADR, occupancy and RevPAR for the Company for the pro forma three months ended June 30, 1998, were $76.76, 70.5% and $54.11, respectively, compared to $70.99, 72.4% and $51.37, respectively, for the pro forma three months ended June 30, 1997, resulting in an increase in ADR and RevPar of 8.1% and 5.3%, respectively, and a decrease in occupancy of 1.9 pp for the pro forma three months ended June 30, 1998 compared to the same period in 1997.

                            BRISTOL HOTELS & RESORTS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Pro Forma Three Months Ended June 30, 1998 Compared With
   Pro Forma Three Months Ended June 30, 1997 (continued)

Depreciation and amortization increased $0.7 million for the pro forma three months ended June 30, 1998, compared to the pro forma three months ended June 30, 1997 as a result of software acquisitions in late 1997 and a change in estimated remaining life for certain management contracts.

Corporate expenses for the pro forma three months ended June 30, 1998, were $6.3 million compared to $7.0 million for same period in 1997. The decrease relates primarily to changes in the Company's corporate structure as a result of the FelCor Merger.

Operating income before tenant lease expense increased by 9.9% as the improvement in revenues outpaced cost increases due to good cost control and a relatively high level of fixed and semi-fixed expenses. Operating income margin (before tenant lease expense) increased 3.2% to 34.54% from 33.46% for the pro forma three months ended June 30, 1998 and 1997, respectively.

Tenant lease expense as calculated in the pro forma financial statements may not be indicative of the tenant lease expense that could be incurred under the FelCor leases in future periods. Tenant lease expense in the pro forma financial statements is based on management's assumptions as to the approximate lease terms that would have existed had the leases actually been in place during the periods presented. These assumptions could be materially different from the lease payments provided for in the leases actually entered into in the subsequent period.

As a result of the factors discussed above, net income for the pro forma quarter ended June 30, 1998 increased 5.7% to $2.0 million.

Pro Forma Six Months Ended June 30, 1998 Compared With
   Pro Forma Six Months Ended June 30, 1997

Total revenue increased 6.3% to $355.8 million for the pro forma six months ended June 30, 1998, as compared to the pro forma six months ended June 30, 1997 reflecting increases in rooms revenue and food and beverage revenue offset by a decrease in other revenue. Rooms revenue and food and beverage revenue increased 8.2% and 4.2%, respectively, for the pro forma six months ended June 30, 1998 compared to the pro forma six months ended June 30, 1997. Other revenue declined $2.7 million for the pro forma six months ended June 30, 1998 compared to the pro forma six months ended June 30, 1997 representing a 12.9% decrease. Revenue increases reflect the addition of the Single Asset Purchases and improvements in RevPAR offset by the impact of having approximately 6.1% of total available rooms, totaling 181,198 room nights, out-of-service as a result of the Redevelopment and Rebranding Program. The decrease in other revenue is primarily related to a decrease in long distance telephone revenue as a result of the increased trend towards use of calling cards by hotel guests.

                            BRISTOL HOTELS & RESORTS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Pro Forma Six Months Ended June 30, 1998 Compared With
   Pro Forma Six Months Ended June 30, 1997 (continued)

ADR and occupancy for the Company for the pro forma six months ended June 30, 1998, was $78.62 and 67.3%, respectively, compared to $72.88 and 70.4%, respectively, for pro forma six months ended June 30, 1997. ADR increased 7.9% for the period, and the decrease of 3.1 pp in occupancy was attributable to the disruptions caused by the Redevelopment and Rebranding Program. RevPAR for the Company was $52.95 for the pro forma six months ended June 30, 1998, compared to $51.28 for the pro forma six months ended June 30, 1997. This 3.3% increase in RevPar is primarily attributable to general market conditions, the Company's management expertise, and the strength of the Holiday Inn brand name and reservation system, offset by the disruption to the properties due to the Redevelopment and Rebranding Program. Without the effect of the properties under redevelopment in the periods, pro forma ADR, occupancy and RevPAR for the Company for the pro forma six months ended June 30, 1998, was $75.42, 67.9%, and $51.24, respectively, compared to $69.59, 69.1% and $48.08, respectively, for the pro forma six months ended June 30, 1997, resulting in an increase in ADR and RevPar of 8.4% and 6.6%, respectively, and a decrease in occupancy of 1.2 pp for the pro forma six months ended June 30, 1998 compared to the same period in 1997.

Depreciation and amortization increased $1.5 million for the pro forma six months ended June 30, 1998, compared to the same period in 1997 as a result of software acquisitions in late 1997 and a change in remaining life for certain management contracts.

Corporate expenses for the pro forma three months ended June 30, 1998, were $13.2 million compared to $12.9 million for the six months ended June 30, 1997. The increase relates primarily to the changes in the Company's corporate structure as a result of the Holiday Inn Acquisition and the FelCor Merger.

Operating income before tenant lease expense improved by 8.3% as the improvement in revenues outpaced cost increases due to good cost control and a relatively high level of fixed and semi-fixed expenses. Operating income margin (before tenant lease expense) increased 1.9% for the pro forma six months ended June 30, 1998 compared to the same period in 1997.

Tenant lease expense as calculated in the pro forma financial statements may not be indicative of the tenant lease expense that could be incurred under the FelCor leases in future periods. Tenant lease expense in the pro forma financial statements is based on management's assumptions as to the approximate lease terms that would have existed had the leases actually been in place during the periods presented. These assumptions could be materially different from the lease payments provided for in the leases actually entered into in the subsequent period.

As a result of the factors discussed above, net income for the pro forma six months ended June 30, 1998 and 1997 remained stable at $3.5 million for each period.

                            BRISTOL HOTELS & RESORTS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At the spin-off, the Company had $15 million of cash on hand, pursuant to the terms of the spin-off agreement. The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the $40 million revolving credit facility with Bankers Trust Company. The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes. Additionally, a sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company's obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the Company's achievement of liquid net worth requirements related to such leases. Based on these sources of liquidity, the Company believes that it will have access to sufficient capital resources to operate and manage the hotels in its portfolio for the foreseeable future.

The Company is actively pursuing opportunities for growth. The Company anticipates adding to its leasehold and management portfolio, both through its relationship with FelCor, as well as working with other REITs and individual property owners who could benefit from the Company's services. Some of these new contracts could potentially require a small capital investment on the part of the Company. The Company may also purchase hotel leases or management contracts from third parties. The Company believes that it has adequate capital resources to fund its growth opportunities for the immediate future.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                    10.1 Credit Agreement dated as of July 28, 1998 by and among Bristol Hotels & Resorts, et al, and Bankers Trust Company as agent for the Lenders.

                    27.1       Financial Data Schedule.

         (b)     Reports on Form 8-K

                 None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BRISTOL HOTELS & RESORTS



Date:  August 14, 1998                   By /s/ John D. Bailey
                                            --------------------------------
                                            John D. Bailey
                                            Vice President, Controller and
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                        EXHIBIT                                   PAGE
------                        -------                               ------------

 10.1            Credit Agreement dated as of July 28, 1998

 27.1            Financial Data Schedule