Form 10-Q
period 1998-09-30
BRISTOL HOTELS & RESORTS INC
filed 1998-11-13
CIK 1059760

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 1998


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


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

The number of shares of common stock, par value $.01 per share, outstanding at November 11, 1998 was 17,778,315.

                                  ------------


===============================================================================

                            BRISTOL HOTELS & RESORTS


                                     INDEX


PART I.           FINANCIAL INFORMATION.                                                                 PAGE NO.
                                                                                                         --------
         Item 1.  Financial Statements:

                  Bristol Hotels & Resorts
                    Condensed Consolidated Statement of Income for the three months
                       ended September 30, 1998........................................................       3

                    Condensed Consolidated Statement of Income for the period
                       May 20, 1998 through September 30, 1998.........................................       4

                    Condensed Consolidated Balance Sheet as of September 30, 1998......................       5

                    Condensed Consolidated Statement of Cash Flows for the period
                       May 20, 1998 through September 30, 1998.........................................       6

                    Notes to Condensed Consolidated Financial Statements...............................       7

                  Bristol Hotel Company (Predecessor)
                    Condensed Consolidated Statements of Income for the period
                       July 1, 1998 through July 27, 1998 and the three months
                       ended September 30, 1997........................................................       10

                    Condensed Consolidated Statements of Income for the period
                       January 1, 1998 through July 27, 1998 and the nine
                       months
                       ended September 30, 1997........................................................       11

                    Condensed Consolidated Balance Sheet as of December 31, 1997.......................       12

                    Condensed Consolidated Statement of Cash Flows for the period
                       January 1, 1998 through  July 27, 1998 and the nine months ended
                       September 30, 1997..............................................................       13

                    Notes to Condensed Consolidated Financial Statements...............................       15

         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition..................................................................       18

PART II. OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K.....................................................       25

SIGNATURE           ...................................................................................       26

                            BRISTOL HOTELS & RESORTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
               (Unaudited, in thousands except per share amounts)




REVENUE
    Rooms .....................................................        $ 92,048
    Food and beverage .........................................          20,987
    Management fees ...........................................             998
    Construction management fees ..............................             995
    Other .....................................................           6,179
                                                                       --------
               Total revenue ..................................         121,207
                                                                       --------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms .................................................          26,053
        Food and beverage .....................................          16,052
        Other operating departments ...........................           2,535
    Undistributed operating expenses:
        Administrative and general ............................          11,728
        Marketing .............................................           7,721
        Property occupancy costs ..............................          11,847
        Tenant lease expense ..................................          38,894
        Depreciation and amortization .........................             378
        Corporate expense .....................................           3,958
                                                                       --------
Operating income ..............................................           2,041

Interest expense, net .........................................              78
                                                                       --------

Income before income taxes ....................................           1,963

Provision for income taxes ....................................             787
                                                                       --------

NET INCOME ....................................................        $  1,176
                                                                       ========

Earnings per common and common equivalent share:
    Net income:
        Basic .................................................        $   0.09
        Diluted ...............................................            0.09

Weighted average number of common and common
  equivalent shares outstanding:
        Basic .................................................          12,753
        Diluted ...............................................          12,921







         The accompanying notes are an integral part of this condensed consolidated financial statement.

                            BRISTOL HOTELS & RESORTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

             FOR THE PERIOD MAY 20, 1998 THROUGH SEPTEMBER 30, 1998
               (Unaudited, in thousands except per share amounts)




REVENUE
    Rooms .............................................   $ 92,175
    Food and beverage .................................     20,988
    Management fees ...................................        998
    Construction management fees ......................        995
    Other .............................................      6,183
                                                          --------
               Total revenue ..........................    121,339
                                                          --------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms .........................................     26,101
        Food and beverage .............................     16,052
        Other operating departments ...................      2,536
    Undistributed operating expenses:
        Administrative and general ....................     11,743
        Marketing .....................................      7,734
        Property occupancy costs ......................     11,863
        Tenant lease expense ..........................     38,992
        Depreciation and amortization .................        378
        Corporate expense .............................      3,958
                                                          --------
Operating income ......................................      1,982

Interest expense, net .................................         78
                                                          --------

Income before income taxes ............................      1,904

Provision for income taxes ............................        787
                                                          --------

NET INCOME ............................................   $  1,117
                                                          ========

Earnings per common and common equivalent share:
    Net income:
        Basic .........................................   $   0.19
        Diluted .......................................       0.18

Weighted average number of common and common
  equivalent shares outstanding:
        Basic .........................................      6,018
        Diluted .......................................      6,196








         The accompanying notes are an integral part of this condensed consolidated financial statement.

                            BRISTOL HOTELS & RESORTS
                      CONDENSED CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1998
                       (Unaudited, Dollars in Thousands)




                                     ASSETS
Current assets
    Cash and cash equivalents ...................................   $  21,485
    Accounts receivable, net ....................................      53,677
    Inventory ...................................................       8,710
    Deposits and other current assets ...........................      16,400
                                                                    ---------

           Total current assets .................................     100,272

Property and equipment, net .....................................       6,278

Restricted cash .................................................       1,360
Investment in management contracts, net .........................       2,021
Deferred charges and other non-current assets, net ..............       1,475
                                                                    ---------

           Total assets .........................................   $ 111,406
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses .......................   $  56,228
    Accrued occupancy, sales and use tax ........................       7,668
    Accrued insurance ...........................................       7,752
    Advance deposits ............................................       2,837
                                                                    ---------

           Total current liabilities ............................      74,485

Deferred income taxes ...........................................         866
Other liabilities ...............................................       2,675
                                                                    ---------
           Total liabilities ....................................      78,026
                                                                    ---------

Common stock ($.01 par value; 100,000,000 shares
    authorized, 31,957,919 shares issued,
    17,778,315 shares outstanding) ..............................         228
Additional paid-in capital ......................................      56,691
Retained earnings ...............................................       1,117
Other accumulated comprehensive income ..........................         (19)
Treasury stock, at cost (5,065,409 shares) ......................     (24,637)
                                                                    ---------
           Total stockholders' equity ...........................      33,380
                                                                    ---------

           Total liabilities and stockholders' equity ...........   $ 111,406
                                                                    =========





         The accompanying notes are an integral part of this condensed consolidated financial statement.

                            BRISTOL HOTELS & RESORTS

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE PERIOD MAY 20, 1998 THROUGH SEPTEMBER 30, 1998
                       (Unaudited, Dollars in Thousands)





CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................   $  1,117
    Adjustments to reconcile net income to net cash used in
       operating activities:
        Depreciation and amortization ...........................        378
        Amortization of deferred financing fees .................         55
        Non-cash portion of foreign currency translation ........        (19)
        Compensation expense recognized for employee
           stock options ........................................         54
    Changes in working capital ..................................     (5,262)
    Decrease in restricted cash .................................          5
    Increase in other liabilities ...............................         18
                                                                    --------

           Cash used in operating activities ....................     (3,654)
                                                                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment ......................        (91)
                                                                    --------

           Cash used in investing activities ....................        (91)
                                                                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contribution from Predecessor ...............................     48,988
    Increase in deferred charges and other non-current assets ...        (56)
    Proceeds from employee stock purchase plan ..................      1,538
    Proceeds from exercise of employee stock options ............        574
    Repurchase of shares from Bass plc ..........................    (25,814)
                                                                    --------

           Cash provided by financing activities ................     25,230
                                                                    --------

Net increase in cash and cash equivalents .......................     21,485

Cash and cash equivalents at beginning of period ................       --
                                                                    --------

Cash and cash equivalents at end of period ......................   $ 21,485
                                                                    ========







         The accompanying notes are an integral part of this condensed consolidated financial statement.

                            BRISTOL HOTELS & RESORTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.       BACKGROUND

         Bristol Hotels & Resorts (together with its subsidiaries, the "Company") is a Delaware corporation which was incorporated in March 1998 and began operations in May 1998 as a subsidiary of Bristol Hotel Company ("BHC" or "Predecessor"). The Company was spun-off from BHC in connection with the merger of BHC with FelCor Lodging Trust Incorporated ("FelCor") on July 27, 1998 (the "FelCor Merger").

         The Company is one of the leading independent hotel operating companies in the United States operating 123 primarily full-service hotels in the upscale and midscale segments of the hotel industry containing approximately 32,700 rooms, of which 106 hotels are operated under the long-term leases with FelCor. The Company operates the largest number of Bass Hotels & Resorts branded hotels, including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels, in the world. The Company also operates 22 hotels under other hotel brands, including Sheraton Four Points, Hilton, Hampton Inn, Homewood Suites, Courtyard by Marriott and Fairfield Inn.

2.       BASIS OF PRESENTATION

         The financial statements of the Company as of September 30, 1998 reflect its operations from May 1998 through September 1998. Prior to July 27, 1998 (the spin-off date), the Company's sole asset was the leasehold interest in the Hampton Inn - Las Vegas; therefore, the condensed consolidated statements of income presented for the Company for three months ended September 30, 1998 and the period from May 20, 1998 to September 30, 1998 are not, in the opinion of management, indicative of the operations of the Company subsequent to the spin-off date. The Company began operations in May 1998; therefore, no statements of income or cash flows are presented for the nine months ended September 30, 1998.

         The financial information for the Predecessor for the periods from July 1, 1998 through July 27, 1998 and from January 1, 1998 through July 27, 1998 (before giving effect to the spin-off and the FelCor Merger) and the three and nine months ended September 30, 1997 is presented elsewhere in this Form 10-Q. However, management does not believe that the results of operations of the Predecessor are indicative of the Company's future operating results.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and the results of its operations for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998 and its cash flows for period from May 20, 1998 through September 30, 1998 have been made.

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

                            BRISTOL HOTELS & RESORTS

                                  (Unaudited)


3.       FELCOR MERGER AND THE SPINOFF (CONTINUED)

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

4.       TREASURY STOCK

         Immediately after the spin-off, the Company purchased 5.3 million shares of its stock held by affiliates of Bass plc (the "Bass Entities"), in order to assure FelCor's compliance with certain REIT ownership requirements. The purchase price for these shares was $25.8 million ($4.86 per share), and was funded from cash contributed by BHC to the Company for this purpose. The repurchased shares are classified as treasury shares on the Company's balance sheet.

5.       EMPLOYEE STOCK PURCHASE PLAN

         On July 27, 1998 immediately after the spin-off, the Company issued approximately 242,000 shares of its common stock pursuant to its 1998 Stock Purchase Plan ("the Plan"). Under the Plan, the Company can offer for sale to eligible employees and non-employee directors up to
         2.25 million shares of its common stock. The proceeds from the issuance of these shares totaled $1.5 million, or $6.38 per share, which the Company believes was the fair market value of the shares on that date.

6.       LONG-TERM DEBT

         In connection with the spin-off, the Company entered into a $40 million revolving credit facility (the "Credit Facility") with Bankers Trust Company. Certain of the Company's subsidiaries, including the tenants under the FelCor leases, are named as borrowers under the Credit Facility, and Bristol Hotels & Resorts is the guarantor. The Credit Facility is secured by essentially all of the Company's assets, including the stock of its subsidiaries and their rights under the leases with FelCor. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 1.875% or a base rate plus 0.875% and will mature one year after the spin-off is completed, with two one-year extension options. The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes.

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

                            BRISTOL HOTELS & RESORTS

                                  (Unaudited)


7.       COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in a company's equity. The Company does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements. Due to the Company's Canadian operations, it engaged in transactions involving foreign currency resulting in translation adjustments of approximately $19 thousand for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands except per share amounts)


                                                                         July 1, 1998     Three Months
                                                                            Through           Ended
                                                                         July 27, 1998   September 30, 1997
                                                                         -------------   ------------------
REVENUE
    Rooms ............................................................   $      49,021    $     125,686
    Food and beverage ................................................           9,167           25,709
    Management fees ..................................................              82            2,007
    Other ............................................................           4,779            9,603
                                                                         -------------    -------------
               Total revenue .........................................          63,049          163,005
                                                                         -------------    -------------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms ........................................................          17,200           36,153
        Food and beverage ............................................           8,934           21,195
        Other ........................................................             638            2,898
    Undistributed operating expenses:
        Administrative and general ...................................           8,666           14,920
        Marketing ....................................................           5,162           10,703
        Property occupancy costs .....................................          14,528           26,135
        Depreciation and amortization ................................           7,382           12,899
        Corporate expense ............................................          12,669            5,850
                                                                         -------------    -------------
Operating income (loss) ..............................................         (12,130)          32,252

Other (income) expense:
    Interest expense .................................................           5,817           13,116
    Equity in income of joint ventures ...............................             602             (808)
                                                                         -------------    -------------

Income (loss) before income taxes ....................................         (18,549)          19,944

Income taxes .........................................................          (7,420)           7,878
                                                                         -------------    -------------

Net income (loss) ....................................................   $     (11,129)   $      12,066
                                                                         =============    =============

Earnings per common and common equivalent share:
  Net income (loss):
        Basic ........................................................   $       (0.25)   $        0.28
        Diluted ......................................................           (0.24)   $        0.27

Weighted average number of common and common
  Equivalent shares outstanding:
        Basic ........................................................          45,235           43,635
        Diluted ......................................................          46,013           44,643








         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands except per share amounts)


                                                          January 1, 1998   Nine Months
                                                             Through            Ended
                                                          July 27, 1998    September 30, 1997
                                                          -------------    ------------------
REVENUE
    Rooms .............................................   $     308,638    $     266,787
    Food and beverage .................................          68,999           62,059
    Management fees ...................................           3,538            3,305
    Other .............................................          22,835           20,731
                                                          -------------    -------------
               Total revenue ..........................         404,010          352,882
                                                          -------------    -------------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms .........................................          89,721           72,823
        Food and beverage .............................          54,751           46,945
        Other .........................................           5,424            6,432
    Undistributed operating expenses:
        Administrative and general ....................          41,517           31,026
        Marketing .....................................          29,169           22,395
        Property occupancy costs ......................          65,907           54,647
        Depreciation and amortization .................          34,300           28,437
        Corporate expense .............................          27,676           17,716
                                                          -------------    -------------
Operating income ......................................          55,545           72,461

Other (income) expense:
    Interest expense ..................................          30,892           31,040
    Equity in income of joint ventures ................            (783)          (1,319)
                                                          -------------    -------------

Income before income taxes and extraordinary item .....          25,436           42,740

Income taxes ..........................................          10,175           16,642
                                                          -------------    -------------

Income before extraordinary item ......................          15,261           26,098

Extraordinary loss, net of tax ........................         (25,689)          (1,338)
                                                          -------------    -------------

Net income (loss) .....................................   $     (10,428)   $      24,760
                                                          =============    =============

Earnings per common and common equivalent share:
  Income before extraordinary
    item:
        Basic .........................................   $        0.34    $        0.74
        Diluted .......................................   $        0.34    $        0.72
    Net income (loss):
        Basic .........................................   $       (0.23)   $        0.70
        Diluted .......................................   $       (0.23)   $        0.68

Weighted average number of common and common
  equivalent shares outstanding:
        Basic .........................................          44,380           35,244
        Diluted .......................................          45,194           36,213

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


                                                                    December 31,
                                                                       1997
                                                                    ------------
                                         ASSETS
Current assets
    Cash and cash equivalents ...................................   $     86,167
    Accounts receivable, net ....................................         31,305
    Inventory ...................................................          8,286
    Deposits and other current assets ...........................          9,298
                                                                    ------------
               Total current assets .............................        135,056

Property and equipment, net .....................................      1,439,167

Other assets
    Restricted cash .............................................          9,283
    Goodwill, net ...............................................         52,773
    Investments in joint ventures, net ..........................         12,396
    Deferred charges and other non-current assets, net ..........         17,963
                                                                    ------------

               Total assets .....................................   $  1,666,638
                                                                    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt ...........................   $      8,455
    Accounts payable and accrued expenses .......................         29,852
    Accrued property, sales and use taxes .......................         15,911
    Accrued insurance reserves ..................................          9,530
                                                                    ------------
               Total current liabilities ........................         63,748
                                                                    ------------

Long-term debt, excluding current portion .......................        708,864
Deferred income taxes ...........................................        242,530
Other liabilities ...............................................          2,702
                                                                    ------------
               Total liabilities ................................      1,017,844
                                                                    ------------

Common stock ($.01 par value; 150,000,000 shares
   authorized, 45,734,472 shares issued, 43,641,401
   shares outstanding) ..........................................            436
Additional paid-in capital ......................................        606,935
Other accumulated comprehensive income ..........................            286
Retained earnings ...............................................         41,137
                                                                    ------------
               Total stockholders' equity .......................        648,794
                                                                    ------------

               Total liabilities and stockholders' equity .......   $  1,666,638
                                                                    ============





         The accompanying notes are an integral part of this condensed consolidated financial statement.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                     January 1, 1998      Nine Months
                                                                         Through              Ended
                                                                      July 27, 1998     September 30, 1997
                                                                      -------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................     $     (10,428)     $      24,760
    Adjustment to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization ............................            34,300             28,437
       Amortization of deferred financing costs and other
         non-current assets .....................................             1,609              2,154
       Non-cash portion of extraordinary item, net of tax .......             5,095              1,046
       Compensation expense recognized for employee
         stock options ..........................................               132                227
       Equity in earnings of joint ventures .....................               616             (1,319)
       Non-cash portion of foreign currency translation .........             1,276               --
    Changes in working capital ..................................             5,791             19,923
    (Increase) decrease in restricted cash ......................             1,263            (14,605)
    Distribution from joint ventures ............................                90                100
    Deferred income tax provision ...............................             1,143              1,645
    Decrease in other liabilities ...............................              (785)              (479)
                                                                      -------------      -------------
              Cash provided by operating activities .............            40,102             61,889
                                                                      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment ......................          (102,283)           (28,008)
    HI-Thomas Circle settlement .................................             4,100               --
    Sale of property and equipment ..............................             4,750               --
    Omaha Acquisition and related costs (net of assumed debt) ...           (20,043)              --
    Holiday Inn Acquisition and related costs ...................              --             (400,159)
    Purchase of property and equipment ..........................            (9,000)           (35,000)
                                                                      -------------      -------------
              Cash used in investing activities .................          (122,476)          (463,167)
                                                                      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock offering, net of costs ...........              --              107,852
    Proceeds from credit facility ...............................              --              560,000
    Repayment of credit facility with proceeds of offering ......              --             (108,000)
    Proceeds from issuance of other long-term debt ..............              --                2,210
    Repayment of debt assumed in Omaha Acquisition ..............           (25,329)              --
    Repayment of long-term debt .................................           (13,508)          (138,361)
    Repayment of Senior Notes ...................................           (30,000)              --
    Borrowings under FelCor Facility ............................           120,000               --
    Proceeds from BT loan .......................................           490,000               --
    Repayment of Nomura Credit Facility .........................          (455,000)              --
    Proceeds from exercise of employee stock options ............             1,631               --
    Proceeds from senior term facility ..........................              --               41,200
    Increase in deferred charges and other non-current assets ...            (4,021)           (14,498)
                                                                      -------------      -------------
              Cash provided by financing activities .............            83,773            450,403
                                                                      -------------      -------------




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                       (Unaudited, Dollars in Thousands)


                                                           January 1, 1998     Nine Months
                                                               Through            Ended
                                                            July 27, 1998   September 30, 1997
                                                            -------------   ------------------
Net increase in cash and cash equivalents .............             1,399            49,125

Cash and cash equivalents at beginning of period ......            86,167             4,666
                                                            -------------     -------------

Cash and cash equivalents at end of period ............     $      87,566     $      53,791
                                                            =============     =============

Supplemental cash flow information:
    Non-cash investing activities
       Common Stock issued in Holiday Inn Acquisition .     $        --       $     267,967
                                                            =============     =============
       Common Stock issued in Omaha Acquisition .......     $      40,000     $        --
                                                            =============     =============












         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         Bristol Hotel Company ("BHC" or the "Predecessor") is a Delaware corporation, which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd., and its subsidiaries and United Inns, Inc. At July 27, 1998, prior to the spin-off and the FelCor Merger (as defined in Note 2), BHC owned 108 hotels and managed 15 additional hotels, one of which was owned by a joint venture in which BHC owned a 50% interest. The properties, which contain approximately 32,700 rooms, are located in 27 states, the District of Columbia and Canada. BHC acquired the ownership and/or management of 60 of these properties on April 28, 1997 (the "Holiday Inn Acquisition").

         The condensed consolidated income statements are for the periods from July 1,1998 through July 27, 1998 and January 1, 1998 through July 27, 1998, and the condensed consolidated statement of cash flows is for the period January 1, 1998 through July 27, 1998, before giving effect to the spin-off and the FelCor Merger (as defined in Note 2). Management does not believe that the results of operations of BHC as predecessor are necessarily indicative of the future results of the spin-off entity, Bristol Hotels & Resorts ("BH&R").

         The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited balance sheet at that date. The condensed consolidated statements of income for the periods July 1, 1998 through July 27, 1998 and January 1, 1998 through July 27, 1998, and the three and nine months ended September 30, 1997, and the condensed consolidated statements of cash flow for the period January 1, 1998 through July 27, 1998 and the nine months ended September 30, 1997 have been prepared by BHC and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the results of operations for the periods from July 1, 1998 through July 27, 1998 and January 1, 1998 through July 27, 1998 and the three and nine months ended September 30, 1997 and its cash flows for the period from January 1, 1998 through July 27, 1998 and the nine months ended September 30, 1997 have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2.       FELCOR MERGER AND THE SPIN-OFF

         BHC's hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts, in connection with the merger of BHC with FelCor Suite Hotels, Inc. ("FelCor") on July 27, 1998 (the "FelCor Merger"). The FelCor Merger was consummated following the spin-off.

         In the spin-off, BHC stockholders received one common share of BH&R for every two of their BHC common shares. In the FelCor Merger, BHC stockholders received 0.685 FelCor common shares for each of their existing BHC common shares. As a result of these transactions, former BHC stockholders own all of BH&R's equity and 44% of FelCor's outstanding common equity. The spin-off was taxable to BHC and its stockholders, while the merger was tax-free to FelCor and BHC stockholders.

         Each of the BHC hotels acquired by FelCor in the FelCor Merger are leased to and operated by BH&R. BH&R and FelCor are separately owned and managed, but are expected to work together in the acquisition and leasing of additional hotels.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.       ACQUISITIONS AND DISPOSITIONS

         On April 21, 1998, BHC acquired the 187-room Sheraton Four Points Hotel in Leominster, Massachusetts for $9.0 million. The purchase price was funded with borrowings from the FelCor Facility (as described below).

         On April 30, 1998, BHC acquired 20 midwestern hotels (the "Omaha Acquisition"). The total consideration for these assets was $40 million of assumed debt (of which $25.3 million was paid off at closing), $20 million in cash and 1.43 million shares of BHC's common stock. The portfolio consists of nine full-service Holiday Inns, five Holiday Inn Express hotels, five Hampton Inns and one Homewood Suites, with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; Central Kansas and Midland/Odessa, Texas. BHC funded the cash portion of the purchase price and the $25.3 million of debt prepayments with borrowings under the FelCor Facility (as described below).

         On June 9, 1998, BHC sold the 200 room Holiday Inn - Winter Park, in Orlando, Florida for $4.75 million. The net proceeds of the sale were applied to the BT Loan (defined below).

         On July 24, 1998, in settlement of a dispute with its joint venture partner, BHC sold its 50% interest in the HI - Thomas Circle Joint Venture to an affiliate of John Hancock Life Insurance Company, its joint venture partner, for $4.1 million, resulting in a loss of $664 thousand.

4.       LONG-TERM DEBT AND EXTRAORDINARY ITEMS

         On April 21, 1998, BHC entered into an interim credit facility with FelCor pursuant to which BHC can borrow up to $120 million to fund acquisitions and redevelopment costs and for other corporate purposes (the "FelCor Facility"). The FelCor Facility bears interest at a rate of LIBOR plus 2% and matures on December 31, 2003.

         On May 11, 1998, BHC refinanced its existing $455 million loan from Nomura Asset Capital Corporation and Bankers Trust Company (the "Nomura Credit Facility") with a new $455 million loan from Bankers Trust Company (the "BT Loan"). The BT Loan is secured by a pledge of stock in the subsidiaries of BHC, bears interest at LIBOR plus 1-3/4% and matures on May 11, 2001. BHC incurred approximately $33.1 million in yield maintenance costs and prepayment penalties related to the payoff of the existing facility, which, along with approximately $6.9 million of deferred financing charges was recognized as an extraordinary loss in the second quarter of 1998. On July 24, 1998, BHC amended the BT Loan to provide for additional borrowing of $35 million from Bankers Trust. Approximately $25.8 million of this amount was contributed to BH&R for their repurchase of BH&R stock from affiliates of Bass plc.

         On June 15, 1998, BHC prepaid the remaining $30 million of its 11.22% Senior Secured Notes due 2000 (the "Senior Notes"). BHC incurred $1.2 million of prepayment penalties, which, along with $1.6 million of deferred financing costs and unamortized discount, was recognized as an extraordinary loss in the second quarter of 1998.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.       COMPREHENSIVE INCOME

         BHC has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in a company's equity.

         Due to BHC's Canadian operations, it engaged in transactions involving foreign currency resulting in translation adjustments of approximately $2.0 million and $1.6 million for the one and seven months ended July 27, 1998. For the period from July 1, 1998 through July 27, 1998 and January 1, 1998 through July 27, 1998, comprehensive loss was $9.1 million and $8.9 million, respectively. There was no other comprehensive income items for the three and nine months ended September 30, 1997.

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements and information that are based on the Company's current views and assumptions concerning future events. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "project" and similar expressions. These statements are subject to risks and uncertainties that could cause the Company's actual operations and results of operations to differ materially from those reflected in such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to the Company achieving its business strategy and the costs and expected benefits of that strategy and having sufficient cash flow and other sources of cash to fund its lease payments, debt service requirements, working capital needs and other significant expenditures. Forward-looking statements are also based on what the Company anticipates future trends in the lodging industry will be and how those will be affected by industry capacity, the seasonal nature of the lodging industry, product demand and pricing and the other matters referred to from time to time in the Company's filing with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

BRISTOL HOTELS & RESORTS

The Company's results of operations from May 20, 1998 through September 30, 1998 include the operations of the Hampton Inn - Las Vegas and the operations for the assets acquired in the spin-off, including the FelCor leases, from July 28, 1998. Therefore, the operating results of the Company for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998 are not indicative of its future performance.

BRISTOL HOTEL COMPANY

Results of operations for the three and nine months ended September 30,1997 include the 36 original hotels owned by BHC as of January 1, 1996 (the "Original Bristol Portfolio"), Holiday Inn - Plano, the Allerton (as of January 31, 1997), five months of operations for the 45 hotels acquired in the Holiday Inn Acquisition on April 28, 1997 (the "Holiday Inn Assets") as well as five months of management of the 15 hotels under management contracts. Results of operations for the periods ended July 27, 1998 include the properties listed above, as well as the Holiday Inn - Milpitas, the Holiday Inn - Philadelphia Independence Mall, and the Holiday Inn - St. Louis for the entire period, the Sheraton Four Points - Leominster as of April 21, 1998 and the Hampton Inn - Las Vegas as of May 20, 1998 (collectively, the "Single Asset Acquisitions"), and the 20 hotels acquired in the Omaha Acquisition (as of April 30, 1998).

REDEVELOPMENT AND REBRANDING PROGRAM

The redevelopment and rebranding program (the "Redevelopment and Rebranding Program") started by BHC in November 1997 and continued by the Company impacted both the Company's and BHC's 1998 operating results. The Redevelopment and Rebranding Program entails exterior and interior reconstruction of and renovations to a substantial number of the Holiday Inn Assets and the Single Asset Acquisitions as well as the rebranding of certain hotels operated under the Company's own brand names. In addition to the renovations, the Company expects to rebrand 20 hotels to the Crowne Plaza or Crowne Plaza Suites brand. The Company believes the conversions to the Crowne Plaza brands will enable

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


REDEVELOPMENT AND REBRANDING PROGRAM (CONTINUED)

the hotels to more effectively compete in the markets in which they operate. In the first nine months of 1998, the rebranding of nine hotels, totaling 2,968 rooms, to the Crowne Plaza or Crowne Plaza Suites brand was completed. In total 24 hotels with 7,895 rooms were undergoing redevelopment in the first nine months of 1998, of which the redevelopment and/or rebranding of 18 hotels containing 5,912 rooms was completed by September 30, 1998. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 1999.

STATISTICAL SUMMARY

The following statistical information is presented on a pro forma basis, as if the Holiday Inn Acquisition and the Omaha Acquisition had occurred on January 1 of each period presented.

Pro forma Average Daily Rate ("ADR") and occupancy for the three months ended September 30, 1998 were $80.45 and 69.4%, respectively, compared to $75.11 and 73.4% for the three months ended September 30, 1997. ADR increased 7.1% compared to 1997, and the 4.0 percentage point ("pp") decrease in occupancy is primarily due to the disruptions to the hotels during the Redevelopment and Rebranding Program. Pro forma revenue per available room ("RevPAR") was $55.79 for the three months ended September 30, 1998, compared to $55.13 for the same period in 1997. This 1.2% increase is primarily attributable to general market conditions, the Company's management expertise and the strength of the Holiday Inn brand name and reservation system, offset by the disruptions caused by the Redevelopment and Rebranding Program. During the three months ended September 30, 1998, 3.0% of total available rooms, totaling 85,283 room nights, were out-of-service as a result of the Redevelopment and Rebranding Program. Without the effect of the properties under redevelopment in the periods, pro forma ADR, occupancy and RevPAR for the three months ended September 30, 1998 were $79.98, 71.6% and $57.29 compared to $74.89, 73.8% and $55.31 for the same period in 1997, resulting in an increase in ADR and RevPAR of 6.8% and 3.6%, respectively, and a decrease of 2.2 pp in occupancy. Excluding the properties under redevelopment during the period and the assets targeted for sale, ADR, occupancy and RevPAR were $80.32, 71.3% and $57.27, respectively, for the three months ended September 30, 1998 and $74.99, 73.1% and $54.82, respectively, for the same period in 1997, resulting in a 7.1% and 4.5% increase in ADR and RevPAR, respectively, and a 1.8 pp decrease in occupancy.

Pro forma ADR, occupancy and RevPAR for the nine months ended September 30, 1998 were $80.14, 68.8% and $55.15 compared to $74.54, 71.6% and $53.36 for the nine months ended September 30, 1997, resulting in an increase in ADR and RevPAR of 7.5% and 3.4%, respectively, and a decrease of 2.8 pp in occupancy. This 3.4% increase is primarily attributable to general market conditions, the Company's management expertise and the strength of the Holiday Inn brand name and reservation system, offset by the disruptions caused by the Redevelopment and Rebranding Program. During the nine months ended September 30, 1998, 3.2% of total available rooms, totaling 266,481 room nights, were out-of-service as a result of the Redevelopment and Rebranding Program. Without the effect of the assets under redevelopment during the periods, pro forma ADR, occupancy and RevPAR for the nine months ended September 30, 1998 were $77.77, 69.8% and $54.29 compared to $72.70, 70.8% and $51.50, respectively, resulting in an increase of 7.0% in ADR and 5.4% in RevPAR, and a decrease of 1.0 pp in occupancy. Excluding the properties under redevelopment during the period and assets targeted for sale, ADR, occupancy and RevPAR for the nine months ended September 30, 1998 were $77.43, 70.4% and $54.51, respectively, compared to $72.06, 71.2% and $51.31, respectively, for the same period in 1997, resulting in a 7.5% and 6.2% increase in ADR and RevPAR, respectively,and a 0.8 pp decrease in occupancy.

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS

BRISTOL HOTELS & RESORTS

Three months ended September 30, 1998 and period from May 20, 1998 through September 30, 1998

Rooms revenue was $92.0 million and $92.2 million for the quarter ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998, respectively. This amount is primarily related to operations for the two months after the spin-off. Rooms profit margin was 71.7% for both periods.

Food and beverage revenue was $21.0 million for both the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998. Food and beverage profit margin was 23.5% for both periods.

Management fee income was $998 thousand for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998. Construction management fees for the quarter ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998 were $995 thousand. The construction management fees are charged by the Company to the hotel owners for purchasing and project management services provided by the Company for construction projects (including the Redevelopment and Rebranding Program), calculated as a percent of the total project costs.

Property occupancy costs include normal hotel operating costs, but do not include property taxes, ground rent and property insurance. Under the terms of the leases, these costs are borne by the property owner. Property occupancy costs were $11.9 million for both periods ended September 30, 1998.

Tenant lease expense for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998 was $38.9 million and $39.0 million, respectively. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements. EBITDA (earnings before interest, taxes, depreciation and amortization) was $2.4 million for both periods. EBITDA margin (EBITDA divided by total revenues) was 2.0% and 1.9% for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998, respectively.

Depreciation and amortization was $378 thousand for the three months ending September 30, 1998 and the period from May 20, 1998 through September 30, 1998. This amount relates primarily to the property and equipment in the Company's corporate office.

Due to the factors discussed above, net income was $1.2 million and $1.1 million for the three months ended September 30, 1998 and the period from May 20, 1998 through September 30, 1998, respectively.

BRISTOL HOTEL COMPANY (PREDECESSOR)

July 1, 1998 through July 27, 1998 Compared to
   Three Months Ended September 30, 1997

Rooms revenue was $49.0 million for the period July 1, 1998 through July 27, 1998, compared to $125.7 million for the three months ended September 30, 1997. The pro rata increase is primarily due to the effect of the Single Asset Acquisitions and the Omaha Acquisition. Rooms profit margin was 64.9% for the month ended July 27, 1998 and 72.1% for the quarter ended September 30, 1997. The 7.2 pp decrease is due to increased franchise costs resulting from the rebranding of certain of the hotels in the Original

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

BRISTOL HOTEL COMPANY (PREDECESSOR)

July 1, 1998 through July 27, 1998 Compared to
   Three Months Ended September 30, 1997 (continued)

Bristol Portfolio to Holiday Inn and Crowne Plaza brands, as well as lower margins for hotels undergoing redevelopment during the period.

Food and beverage revenue was $9.2 million for the period ended July 27, 1998 and $25.7 million for the quarter ended September 30, 1997. Food and beverage profit margin fell from 17.6% in the quarter ended September 30, 1997 to 2.5% in the month ended July 27, 1998. The 15.1 pp decrease is primarily attributable to an increase in food costs, as well as increased payroll costs.

Gross operating margin (total revenue less departmental expenses, administrative and general, marketing and property occupancy costs divided by total revenue) was 12.6% for the period ended July 27, 1998, compared to 31.3% for the quarter ended September 30, 1997. The 18.7 pp decrease is primarily due to the decrease in rooms and food and beverage profit discussed above, as well as increased property occupancy costs. The increase in property occupancy costs is due to the addition of the Single Asset Acquisitions and the Omaha Acquisition along with increased property tax expense due to restructuring of the Province of Ontario tax system and reassessments of the entire portfolio based on the most recent jurisdictional information.

Corporate expenses were $12.7 million for the period ended July 27, 1998 compared to $5.9 million for the quarter ended September 30, 1997. Approximately $7.5 million of this increase is attributable to one-time professional fees of approximately $4.0 million and other costs, including transfer taxes and SEC filing fees, of $3.5 million related to the FelCor merger.

Interest expense was $5.8 million for the period ended July 27, 1998 compared to $13.1 million for the quarter ended September 30, 1997. The pro rata increase is due to the increased borrowings under the FelCor facility and debt assumed in the Omaha Acquisition.

Depreciation and amortization expense was $7.4 million for the period ended July 27, 1998, compared to $12.9 million for the three months ended September 30, 1997. The pro rata increase is primarily attributable to the addition of the Single Asset Acquisitions and the accelerated depreciation of software that has been replaced or upgraded.

Income from equity in joint ventures was $808 thousand for the three months ended September 30, 1997, compared to a loss of $602 thousand for the period ended July 27, 1998. At September 30, 1997, BHC owned 50% interests in three joint ventures. BHC purchased the remaining 50% in the Milpitas Joint Venture in December 1997, and sold its 50% interest in the HI-Thomas Circle Joint Venture in July 1998 for $4.1 million, resulting in a loss of approximately $664 thousand.

Due to the factors discussed above, net income decreased from $12.1 million for the quarter ended September 30, 1997 to a net loss of $11.1 million for the one month ended July 27, 1998.

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

BRISTOL HOTEL COMPANY (PREDECESSOR)

January 1, 1998 through July 27, 1998
   Compared to Nine Months Ended September 30, 1997

Rooms revenue for the period ended July 27, 1998 was $308.6 million compared to $266.8 million for the nine months ended September 30, 1997. The pro rata increase is primarily due to the addition of the Holiday Inn Assets, the Single Asset Acquisitions and the Omaha Acquisition from their respective acquisition dates. Rooms profit margin was 70.9% for the period ended July 27, 1998, compared to 72.7% for the nine months ended September 30, 1997. The slight decrease is attributable to higher franchise costs due to the rebranding of certain hotels in the Original Bristol Portfolio to Holiday Inn and Crowne Plaza brands in 1998, as well as the lower margins for properties under redevelopment during the period.

Food and beverage revenue was $69.0 million for the period ended July 27, 1998, compared to $62.1 million for the nine months ended September 30, 1997. Food and beverage profit margin was 20.7% for the period ended July 27, 1998 compared to 24.4% for the nine months ended September 30, 1997.

Gross operating margin was 29.1% for the period ended July 27, 1998, compared to 33.6% for the nine months ended September 30, 1997. The 4.5 pp decrease is primarily due to the increased costs incurred in July 1998 and discussed previously.

Corporate expenses were $27.7 million for the period ended July 27, 1998, compared to $17.7 million for the nine months ended September 30, 1997. Approximately $10.5 million of this increase is attributable to one-time professional fees of approximately $6.2 million and other costs, including transfer taxes and SEC filing fees, of $4.3 million related to the FelCor merger.

Property occupancy costs for the period ended July 27, 1998 were $65.9 million compared to $54.6 million for the nine months ended September 30, 1997. The pro rata increase is due to the increased number of hotels owned by BHC during the period, and higher property tax and land rent related to those assets.

Interest expense was $30.9 million for the period ended July 27, 1998, compared to $31.0 million for the nine months ended September 30, 1997. The pro rata increase is due to borrowings for the Holiday Inn Acquisition, as well as debt related to the Omaha Acquisition and other debt incurred under the FelCor Facility.

Depreciation and amortization was $34.3 million for the period ended July 27, 1998 compared to $28.4 million for the nine months ended September 30, 1997. The pro rata increase is due to the Holiday Inn, Omaha and Single Asset Acquisitions.

Because of the factors discussed above, net loss for the period ended July 27, 1998 was $10.4 million, compared to net income of $24.8 million for the nine months ended September 30, 1997.

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the $40 million revolving credit facility with Bankers Trust Company (the "Credit Facility"). The Company had approximately $23.1 million of cash at the spin-off date and approximately $21.5 million of cash as of September 30, 1998.

The Company's cash flows are sensitive to the performance of the leased and managed properties. For managed properties, the Company's cash flows are principally tied to changes in the gross revenues of the properties. For leased properties, the Company is impacted both by changes in gross revenues as well as changes in operating expenses and rent expense. Rent expense is paid principally as a percentage of gross revenues and is largely tied to room revenue volume. Room revenue increases or decreases caused by changes in room rates have only a minor impact on operating expenses, as compared to revenue increases or decreases generated by changes in occupancy, which also can produce significant changes in operating costs. As a result, the Company's cash flows are more directly impacted by revenue increases or decreases caused by changes in average room rates. Increased revenues caused by increases in occupancy levels could have little impact on the Company's cash flows or could actually reduce cash flow if the incremental business is not sold at sufficiently high average room rates.

The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes. Additionally, a sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company's obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the Company's achievement of liquid net worth requirements related to such leases. Concurrently with the spin-off, a letter of credit for $20 million was issued to FelCor to secure the Company's obligations under the leases. This amount may be adjusted from time to time pursuant to the liquid net worth requirements described above.

Based on these sources, the Company is actively pursuing opportunities for growth. The Company anticipates adding to its leasehold and management portfolio, both through its relationship with FelCor, as well as working with other REITs and individual property owners who could benefit from the Company's services. Some of these new contracts could potentially require a small capital investment on the part of the Company. The Company may also purchase hotel leases or management contracts from third parties. The Company is continuously exploring opportunities for increasing efficiency at the hotels and the corporate office, and for reducing operating costs at the hotels it operates. Some of these opportunities could require small capital investments by the Company during the next fiscal year to achieve the targeted savings, including such items as the purchase and installation of energy saving devices throughout the hotels. Additionally, the Company expects to incur up to approximately $2.0 million of information technology improvement costs in the Company's corporate office in the next fiscal year. The Company believes that it has adequate capital resources to fund its growth opportunities for the immediate future.


YEAR 2000 COMPLIANCE

In order to fully comprehend the Year 2000 Problem and how it will impact the Company's operations, the Company has established a Year 2000 Readiness Program. The program contemplates the completion of the following steps:
Awareness, Inventory, Assessment, Planning & Scheduling, Replace/Upgrade, Test Compliance & Functionality, and finally, Implementation/Contingency Planning. As of November 1, 1998, the Company has completed the Year 2000 Readiness Program through the Assessment stage, and in some instances has proceeded to the Planning & Scheduling phase. The Company anticipates completing the Planning & Scheduling stage by the end of the first quarter 1999.

                            BRISTOL HOTELS & RESORTS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


YEAR 2000 COMPLIANCE (CONTINUED)

In particular:

1) During the third quarter of 1998 the Company completed its evaluation and technical inventory of the Company's corporate headquarters and all of the property level systems which might be impacted by the Year 2000 Problem. The Company has secured the resources and scheduled the remedy of each of those systems that it has identified as having potential Year 2000 issues. The Company has also established a contingency plan for the centralized computer operating systems, which has been tested and is in a state of readiness.

2) The Company continues to evaluate non-information technology systems such as embedded chip mechanical/engineering systems, energy management systems, and security systems and expects to have this review completed by the end of the first quarter of 1999 at both its corporate headquarters and its properties. As of November 1998, the Company has not discovered any embedded chip problems that would cause critical systems to fail.

3) The Company is also working closely with its franchisors to ensure readiness. Each of these franchisors has indicated to the Company that their reservation systems will be Year 2000 compliant by January 31, 1999.

4) The Company is continuing to survey its major vendors and service providers to determine Year 2000 readiness and anticipates completing these surveys by the end of the fourth quarter of 1998.

Costs

The Company is working with FelCor and its other owners to remedy the property level non-ready systems identified. In particular, the Company has prepared and presented a budget to FelCor setting out the anticipated costs and timeline for the remedy to make those 109 properties Year 2000 ready by January 1, 2000, which budget has been approved. While most of the costs associated with the remedy to the FelCor properties will be borne by FelCor, it is anticipated that the Company will bear approximately $650 thousand of the cost. For each of its other property owners, the Company will present a 1999 capital budget pursuant to the time line set forth in each owner's operating agreement. These budgets will include presentations of Year 2000 remedy costs. The third party owners are contractually obligated to bear this cost. Other than those specified above, the Company is not aware of any additional costs that it will bear to remedy the Year 2000 problems company-wide.

Risks

The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous factors including whether significant third parties properly and timely remedy the Year 2000 issue and whether broad-based or systemic failures occur (including disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services or failures in financial transactions or payment processing systems such as credit cards), as well as the severity and duration of any such failures. There can be no assurances that Year 2000 remediation by third parties will be properly and timely completed, and failure to do so may have a material adverse effect on the Company, its business and its financial condition. Further, the Company may have no option but to remain with a vendor who cannot assure Year 2000 readiness if an alternative source is not available at commercially reasonable terms. The Company's Year 2000 Readiness Program is expected to reduce the level of uncertainty about the Year 2000 problem.

                                    PART II



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BRISTOL HOTELS & RESORTS



Date:    November 13, 1998                 By   /s/ John D. Bailey
                                              ----------------------------------
                                              John D. Bailey
                                              Vice President, Controller and
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   EXHIBITS
------                   --------
 27.1                Financial Data Schedule