Form 10-K
period 1998-12-31
BRISTOL HOTELS & RESORTS INC
filed 1999-03-25
CIK 1059760

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 1998

                            BRISTOL HOTELS & RESORTS
                               14295 Midway Road
                              Addison, Texas 75001
                                  972-391-3910

                          Commission File No. 1-14047

          Incorporated in Delaware                       IRS No. 75-2754805

                            Former Name and Address:
                         Bristol Hotels & Resorts, Inc.
                               14295 Midway Road
                              Dallas, Texas 75244

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy statements
incorporated by reference in Part III of this Form 10-K. Yes     No  X .
                                                             ---    ---

     The aggregate market value of the voting stock held by non-affiliates of the Company at March 4, 1999, was $67,871,119. Such computation excludes 10,539,929 shares held by the Company's affiliates, directors and executive officers. At March 4, 1999, there were 17,779,515 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain sections of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


===============================================================================

                                    PART I.



FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K are forward-looking statements and information that are based on Bristol Hotels & Resorts' (the "Company") current views and assumptions concerning future events. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "project" and similar expressions. These statements are subject to risks and uncertainties that could cause the Company's actual operations and results of operations to differ materially from those reflected in such forward-looking statements.

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

ITEMS 1 & 2.  BUSINESS & PROPERTIES

Bristol Hotels & Resorts is one of the leading independent operators of hotels in North America, operating 120 hotels with approximately 32,100 rooms as of December 31, 1998. The Company operates the largest number of Bass Hotels & Resorts ("Bass") branded hotels in the world, including Crowne Plaza, Holiday Inn Select, Holiday Inn and Holiday Inn Express. The Company operates 91 hotels under Bass brands. The Company also operates 22 hotels under other hotel brands, including Hampton Inn, Homewood Suites, Hilton, Courtyard by Marriott, Sheraton Four Points and Fairfield Inn, five hotels under its proprietary brands, and two non-branded hotels. The Company operates primarily full-service hotels in the mid-priced to upscale segments of the hospitality industry and its hotels are located in 19 of the top 25 lodging markets in the United States.

The Company was formed on March 20, 1998 ("Inception"), and began operations as a subsidiary of Bristol Hotel Company ("BHC" or the "Predecessor") on May 20, 1998. On July 27, 1998, BHC spun off its hotel operating business (the "Spin-off") into the Company. The Company began trading on the New York Stock Exchange on July 28, 1998. BHC's real estate entity then merged into FelCor Lodging Trust Incorporated ("FelCor"). FelCor is one of the nation's largest hotel real estate investment trusts ("REIT"), owning 190 hotels in North America.

The Company operates 105 hotels pursuant to long-term leases from FelCor, and manages and leases properties for other owners, such as Winston Hotels, Inc. and Lone Star Opportunity Fund.

STRATEGIC RELATIONSHIPS

The Company is one of the leading independent operators of hotels in North America. While the Company is not limited to the operation of hotels for any one brand or owner, it has formed certain strategic alliances that it believes will be important to its future success.

Bass Hotels & Resorts

In April 1997 the Predecessor acquired 60 Bass branded hotels (the "Holiday Inn Acquisition") from Bass, and in doing so, created a significant relationship with Bass. The Company benefits from Bass' worldwide reservation system, Holidex, and their marketing and promotional support, as well as the recognition value of the Bass brands. Bass is committed to enhancing the quality of its hotel brands, thereby increasing the value they bring to franchisees. In 1994, Bass initiated a comprehensive modernization program to renovate and update the hotels operating under the Holiday Inn flag. To date, franchisees have spent more than $1.5 billion towards this effort, and by the year 2000, the Company will have overseen the investment of $400 million in the redevelopment of the Crowne Plaza and Holiday Inn hotels that it operates. The Company, as operator of the largest number of Bass branded hotels in the world, has taken an active role in helping develop these standards. In December 1998 the Company's Combined Quality Index (not including the properties then undergoing redevelopment), the standard on which Bass branded hotels are scored, was 843 out of a possible 1000, which was higher than the average of 832 for all Bass branded hotels.

FelCor

The Company operates 105 hotels pursuant to long-term leases with FelCor, manages one property owned by FelCor and manages an additional property owned by a joint venture in which FelCor owns a 50% interest. This makes FelCor the Company's largest lessor by a significant margin. This relationship is one that the Company believes will lead to mutual growth and expansion.

Other Owners and Franchisors

While the Company enjoys the benefits of its alliances with Bass and FelCor, it is an independent operator, and is free to pursue relationships with other owners and franchisors. The Company operates hotels for owners such as Winston Hotels, Inc. and Lone Star Opportunity Fund. The Company recently announced an agreement with the Landmark Organization to manage two Hilton Garden Inns and a 265-room upscale Hilton Hotel, all of which are currently under development. The Company is currently in discussions with Hilton Hotels Corporation and related franchisees that could result in the addition of several Hilton branded hotels to the Company's portfolio. The Company is having discussions with several other owners and developers which could lead to operating agreements for additional hotels carrying a variety of brands.

PROPERTIES

The following table sets forth certain information with respect to each hotel leased or managed by the Company as of December 31, 1998:

                                                                                                          NO. OF
                           HOTEL                                       LOCATION                            ROOMS
     LEASED:
     ------
     Holiday Inn - Montgomery.....................................     Montgomery, AL...................    213
     Holiday Inn - Texarkana I-30.................................     Texarkana, AR....................    210
     Days Inn - Flagstaff (3).....................................     Flagstaff, AZ....................    157
     Fairfield Inn - Downtown Scottsdale..........................     Scottsdale, AZ...................    218
     Holiday Inn - Santa Barbara..................................     Santa Barbara, CA................    160
     Holiday Inn Select - Irvine/Orange County Airport (1)........     Irvine, CA.......................    334
     Crowne Plaza - Pleasanton....................................     Pleasanton, CA...................    244
     Holiday Inn - San Diego on the Bay (2).......................     San Diego, CA....................    600
     Holiday Inn - San Jose North (1).............................     San Jose, CA.....................    305
     Holiday Inn - San Francisco Financial District...............     San Francisco, CA................    565
     Holiday Inn - San Francisco Fisherman's Wharf................     San Francisco, CA................    585
     Crowne Plaza - San Francisco Union Square....................     San Francisco, CA................    403
     Holiday Inn Express - Colorado Springs Central (3)...........     Colorado Springs, CO.............    207
     Ramada Inn - Colorado Springs North (3)......................     Colorado Springs, CO.............    220

                                                                                                          NO. OF
                           HOTEL                                       LOCATION                            ROOMS
     LEASED (continued):
     -----------------
     Crowne Plaza - Hartford Downtown.............................     Hartford, CT.....................    342
     Holiday Inn Select - Stamford................................     Stamford, CT.....................    383
     Holiday Inn - Cocoa Beach Oceanfront Resort..................     Cocoa Beach, FL..................    500
     Holiday Inn - Nikki Bird.....................................     Kissimmee, FL....................    529
     Crowne Plaza - Miami International Airport...................     Miami, FL........................    304
     Holiday Inn Select - Orlando International Airport...........     Orlando, FL......................    288
     Holiday Inn - Orlando International Drive Resort.............     Orlando, FL......................    652
     Holiday Inn - Tampa Near Busch Gardens(R).....................    Tampa, FL........................    395
     Courtyard by Marriott - Downtown Atlanta.....................     Atlanta, GA......................    211
     Fairfield Inn - Downtown Atlanta.............................     Atlanta, GA......................    242
     Holiday Inn - Atlanta Airport North..........................     Atlanta, GA......................    493
     Crowne Plaza - Atlanta Powers Ferry..........................     Atlanta, GA......................    296
     Crowne Plaza - Atlanta Airport...............................     Atlanta, GA......................    378
     Holiday Inn Select - Atlanta Perimeter Dunwoody..............     Atlanta, GA......................    250
     Holiday Inn Express - Atlanta I-20 East......................     Atlanta, GA......................    167
     Holiday Inn - Atlanta South/Jonesboro........................     Atlanta, GA......................    180
     Holiday Inn - Columbus Airport North.........................     Columbus, GA.....................    223
     Hampton Inn - Marietta.......................................     Marietta, GA.....................    140
     Hampton Inn - Davenport......................................     Davenport, IA....................    132
     Holiday Inn - Davenport......................................     Davenport, IA....................    287
     Crowne Plaza - Allerton Hotel (1)............................     Chicago, IL......................    444
     Hampton Inn - Moline.........................................     Moline, IL.......................    138
     Holiday Inn - Moline Airport.................................     Moline, IL.......................    216
     Holiday Inn Express - Moline Airport.........................     Moline, IL.......................    111
     Holiday Inn Express - Colby..................................     Colby, KS........................     72
     Holiday Inn - Great Bend.....................................     Great Bend, KS...................    174
     Hampton Inn - Hays...........................................     Hays, KS.........................    117
     Holiday Inn - Hays...........................................     Hays, KS.........................    191
     Holiday Inn - Salina.........................................     Salina, KS.......................    195
     Holiday Inn Express & Suites - Salina........................     Salina, KS.......................     93
     Holiday Inn - New Orleans French Quarter.....................     New Orleans, LA..................    276
     Holiday Inn Select - Boston Government Center................     Boston, MA.......................    303
     Sheraton Four Points ........................................     Leominster, MA...................    187
     Holiday Inn - Kansas City Northeast..........................     Kansas City, MO..................    167
     Holiday Inn - Westport.......................................     St. Louis, MO....................    318
     Holiday Inn - Jackson Southwest..............................     Jackson, MS......................    289
     Crowne Plaza - Downtown Jackson..............................     Jackson, MS......................    354
     Hampton Inn - Jackson North..................................     Jackson, MS......................    119
     Holiday Inn Hotel & Suites - Jackson North...................     Jackson, MS......................    224
     Whispering Woods Hotel and Conference Center.................     Olive Branch, MS.................    181
     Homewood Suites  ............................................     Omaha, NE........................    108
     Hampton Inn - Omaha Central..................................     Omaha, NE........................    132
     Holiday Inn - Omaha Central..................................     Omaha, NE........................    383
     Holiday Inn - Omaha NW (1)...................................     Omaha, NE........................    213
     Hampton Inn - Omaha SW.......................................     Omaha, NE........................    132
     Holiday Inn Express & Suites - Omaha SW......................     Omaha, NE........................     78
     Holiday Inn - Albuquerque Mountain View......................     Albuquerque, NM..................    360
     Hampton Inn - Las Vegas......................................     Las Vegas, NV....................    128
     Crowne Plaza - Philadelphia Center City......................     Philadelphia, PA.................    445
     Holiday Inn - Independence Mall..............................     Philadelphia, PA.................    364
     Holiday Inn - Pittsburgh University Center...................     Pittsburgh, PA...................    251

                                                                                                          NO. OF
                           HOTEL                                       LOCATION                            ROOMS
     LEASED (continued):
     -----------------
     The Mills House Hotel - Charleston Holiday Inn...............     Charleston, SC...................    214
     Holiday Inn - Columbia Airport (3)...........................     Columbia, SC.....................    148
     Crowne Plaza - Greenville....................................     Greenville, SC...................    208
     Holiday Inn - Knoxville Central..............................     Knoxville, TN....................    242
     Holiday Inn Select - Nashville Opryland/Airport..............     Nashville, TN....................    384
     Holiday Inn - Amarillo I-40..................................     Amarillo, TX.....................    247
     Holiday Inn - Austin Town Lake...............................     Austin, TX.......................    320
     Holiday Inn - Beaumont Midtown I-10..........................     Beaumont, TX.....................    190
     Bristol House................................................     Dallas, TX.......................    127
     Fairfield Inn - Dallas Regal Row.............................     Dallas, TX.......................    204
     Harvey Hotel - Dallas........................................     Dallas, TX.......................    313
     Crowne Plaza - North Dallas..................................     Dallas, TX.......................    429
     Crowne Plaza Suites..........................................     Dallas, TX.......................    295
     Hampton - Downtown Dallas/West End...........................     Dallas, TX.......................    311
     Crowne Plaza - Dallas Market Center..........................     Dallas, TX.......................    354
     Courtyard by Marriott - Houston Near The Galleria............     Houston, TX......................    209
     Fairfield Inn - Houston Near The Galleria....................     Houston, TX......................    107
     Holiday Inn Select - Houston Near Greenway Plaza.............     Houston, TX......................    355
     Crowne Plaza - Medical Center................................     Houston, TX......................    294
     Fairfield Inn - Houston I-10 East............................     Houston, TX......................    160
     Holiday Inn - Houston Intercontinental Airport...............     Houston, TX......................    413
     Hampton Inn - Houston I-10 East..............................     Houston, TX......................     90
     Holiday Inn Select - Houston I-10 West (2)...................     Houston, TX......................    349
     Holiday Inn & Suites - Houston Medical Center................     Houston, TX......................    285
     Harvey Suites - DFW Airport..................................     Irving, TX  .....................    164
     Harvey Hotel - DFW Airport...................................     Irving, TX.......................    506
     Holiday Inn - Midland Country Villa..........................     Midland, TX......................    250
     Holiday Inn - Odessa Centre..................................     Odessa, TX.......................    245
     Holiday Inn Express - Odessa Parkway.........................     Odessa, TX.......................    186
     Harvey Hotel - Plano.........................................     Plano, TX........................    279
     Holiday Inn - Plano..........................................     Plano, TX........................    161
     Holiday Inn - San Antonio Downtown...........................     San Antonio, TX..................    314
     Holiday Inn Select - San Antonio International Airport.......     San Antonio, TX..................    397
     Holiday Inn - Waco I-35......................................     Waco, TX.........................    171
     Holiday Inn - Salt Lake City Airport.........................     Salt Lake City, UT...............    190
     Holiday Inn - Cambridge......................................     Cambridge, Ontario...............    139
     Holiday Inn Select - Toronto Airport.........................     Toronto, Ontario ................    444
     Holiday Inn - Kitchener Waterloo.............................     Kitchener, Ontario...............    182
     Holiday Inn - Peterborough - Waterfront......................     Peterborough, Ontario............    154
     Holiday Inn - Sarnia.........................................     Sarnia, Ontario..................    151
     Holiday Inn - Toronto Yorkdale...............................     Toronto, Ontario.................    370

     MANAGED:
     -------
     Holiday Inn - Hollywood......................................     Hollywood, CA....................    470
     Holiday Inn - Woodland Hills.................................     Woodland Hills, CA...............    124
     Holiday Inn - San Francisco Civic Center.....................     San Francisco, CA................    393
     Holiday Inn - Torrance.......................................     Torrance, CA.....................    329
     Capital City Hotel...........................................     Washington, DC...................    208
     Holiday Inn - South Bend University Area.....................     South Bend, IN...................    229
     Holiday Inn - Great Plains Mall Area.........................     Olathe, KS.......................    148
     Holiday Inn - Lexington North................................     Lexington, KY....................    303

                                                                                                          NO. OF
                           HOTEL                                       LOCATION                            ROOMS
     MANAGED (continued):
     ------------------
     Chateau LeMoyne - New Orleans Holiday Inn....................     New Orleans, LA..................    171
     Holiday Inn - Cincinnati North...............................     Cincinnati, OH...................    407
     Hilton Meadowlands (1) (4)...................................     Secaucus, NJ.....................    301
     Holiday Inn - Memphis East...................................     Memphis, TN......................    243
     Holiday Inn - Nashville Vanderbilt...........................     Nashville, TN....................    300
     Holiday Inn - San Antonio Riverwalk..........................     San Antonio, TX..................    313

     MANAGED - 1999 ADDITIONS:
     ------------------------
     Cambridge Inn (5)............................................     Cambridge, MA....................    112
     Hampton Inn - Sault Ste. Marie...............................     Sault Ste. Marie, MI.............     82

        NOTES:
        -----
         (1) These hotels will be converted to the Crowne Plaza brand during 1999.
         (2) These hotels will be converted to the Crowne Plaza brand during 2000.
         (3) These hotels were sold in the first quarter of 1999 and the Company's operating leases were terminated.
         (4) This management contract was converted to a lease effective January 1, 1999.
         (5) This hotel will be converted to the Holiday Inn Express brand in 1999.

LEASES

The Company operates 106 hotels pursuant to long-term leases with property owners, 105 of which are with FelCor. The leases are for varying terms, generally from three to fifteen years, with renewal options. Under these leases, the Company recognizes all revenues and substantially all expenses associated with the hotel's operations. Typically, other than real estate taxes, property insurance costs, depreciation, ground rent, debt service and capital improvement costs, each of which are the owner's obligation, the Company is required to pay all of the costs associated with operating the hotel, such as employee-related expenses, utility costs and other hotel-based operating expenses. Lease terms typically require the payment of a fixed monthly base rent regardless of the performance of the hotel leased and a variable rent based on a percentage of revenues, allowing the owner to participate in the profitability of the hotel.

MANAGEMENT AGREEMENTS

The Company retained the management of 16 hotels at the Spin-off. In general, the management agreements have remaining terms that range from one to 11 years (subject to extension or renewal), and are generally cancelable under certain conditions. The management agreements specify base fees, which are generally based on percentages of gross revenues and, in certain cases, also provide for incentive fees. Under these management contracts, the Company operates all aspects of a hotel's operations. The owner of the hotel is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including reimbursing the Company for the expenses and salaries of all hotel employees.

These management contracts may contain provisions which allow the third party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Company cannot guarantee that it will continue to manage these properties to the contract expiration date. The Company will cease to manage the Holiday Inn - Hollywood on March 31, 1999. The owner of five properties currently managed by the Company has notified the Company of its intent to sell these properties, and the Company believes its management of these hotels could terminate upon sale. Many of the Company's management contracts require a termination payment by the owner to the Company in the event of a termination.

The Company added to its management contract activity with the addition of Holiday Inn in Olathe, Kansas in September 1998, and the Cambridge Inn in Cambridge, Massachusetts and Hampton Inn in Sault Ste. Marie, Michigan in the first quarter of 1999. In addition to its management of the Cambridge Inn, the Company owns a 15% equity interest in the property.

FRANCHISE AGREEMENTS

As of December 31, 1998, the Company had franchise agreements (collectively, the "Franchise Agreements") with Holiday Inns Franchising, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Days Inns of America, Inc., Marriott International, Inc., Hilton Inns, Inc., Promus Hotels, Inc., and Ramada Franchise Systems, Inc. Although the terms of the Franchise Agreements differ, each requires the Company to pay a monthly royalty fee based on gross revenues attributable to room rentals, plus marketing and reservation contributions, which are also based on gross revenues. The terms of the Franchise Agreements generally are between 10 and 20 years, with a substantial penalty for early termination by the Company.

As of December 31, 1998, the Company's portfolio segregated by brands was as follows:

                                           NO. OF                 NO. OF
              BRAND                        HOTELS                 ROOMS
         Bass Hotels & Resorts
         ---------------------
         Crowne Plaza                          14                  4,790
         Holiday Inn Select                    12                  4,038
         Holiday Inn                           58                 16,783
         Holiday Inn Express                    7                    914
                                             ----                -------
                                               91                 26,525
                                             ----                -------

         Marriott International
         ----------------------
         Courtyard by Marriott                  2                    420
         Fairfield Inn                          5                    931
                                             ----                -------
                                                7                  1,351
                                             ----                -------

         Promus Hotels
         -------------
         Hampton Inn                           10                  1,439
         Homewood Suites                        1                    108
                                             ----                -------
                                               11                  1,547
                                             ----                -------

         Other Brands
         ------------
         Harvey/Bristol                         5                  1,389
         Independent                            2                    389
         Hilton                                 1                    301
         Ramada                                 1                    220
         Sheraton Four Points                   1                    187
         Days Inn                               1                    157
                                             ----                -------
                                               11                  2,643
                                             ----                -------
         TOTAL PORTFOLIO                      120                 32,066
                                             ====                =======

REDEVELOPMENT AND REBRANDING PROGRAM

In November 1997, the Predecessor initiated a comprehensive redevelopment and rebranding program (the "Redevelopment and Rebranding Program") which entails exterior and interior reconstruction of and renovations to a substantial number of the hotels acquired in the Holiday Inn Acquisition and other acquisitions in 1997 and 1998 as well as the rebranding of certain hotels operated under the Company's own brand names. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 1999.

In addition to the renovations, the Company expects to rebrand 20 hotels to the Crowne Plaza or Crowne Plaza Suites brand. The Company believes the conversions to the Crowne Plaza brand will enable the hotels to more effectively compete in the markets in which they operate. Crowne Plaza - Philadelphia Center City, for example, which converted to a Crowne Plaza from a Holiday Inn - Select in the second quarter of 1998, experienced a 4.0 percentage point increase in occupancy, a 13.7% increase in average rate, and a 20.3% increase in Revenue Per Available Room ("RevPAR") in the fourth quarter of 1998 compared to the same period in 1997. The Company cannot insure that all properties rebranded to the Crowne Plaza brand will have similar results.

INFRASTRUCTURE

With the merger of the Predecessor's real estate assets into FelCor, the Company is not involved in the ownership of hotels and is able to focus its efforts on its key strength, the operation of hotels. The Company's senior management team has been in place for 18 years. The Company's culture is founded on four core philosophies which have contributed to its success:

         Incredibly friendly employees
         Spotlessly clean and well-maintained
         hotels
         Exceeding expectations at every opportunity
         Doing the right thing

In order to achieve its goals, the Company has an operations-focused infrastructure that allows it to maximize returns to hotel owners and to its shareholders. The Company's corporate office structure is designed to allow management teams in the hotels to focus their time and energy on maximizing revenues and the guest service aspect of operating their hotels. Through the centralization of routine, repetitive or specialized functions, the Company believes it can achieve lower operating costs and superior results. Centralized functions include the following:

Design and Construction

The Company's in-house design, construction and capital project management team provides ongoing construction services for capital projects or redevelopments. This team has had extensive experience in managing the redevelopment of full-service hotels, such as the current Redevelopment and Rebranding Program and the successful completion of the $130 million redevelopment program of the assets acquired by the Predecessor in 1995 and 1996. The Company's Senior Vice President of Design and Construction was responsible for the construction of the Predecessor's original six hotels, which the Company still operates today.

Purchasing

The Company's purchasing team brings reduced costs from national purchasing contracts for both the design and construction area and for the operating needs of the hotels. In addition to the Company's own supplier relationships, the Company has developed joint supplier relationships in cooperation with Bass that provide additional cost savings. The Company's purchasing department oversaw an annual purchasing volume in 1998 approaching $300 million.

Information Technology and Telecommunications

The Company's team of Information Technology ("IT") specialists provides technological support to the hotels. The Company maintains a 24-hour support desk to assist the hotels with their technological needs. The IT team is charged with the design and implementation of a Wide Area Network, which will enable the hotels to communicate in real time with the corporate office and each other, improving productivity and efficiency of communication. The Telecom Revenue and Profit Optimization Program, which focuses on maximizing profits in the telephone departments of the hotels, an area which is often neglected in the industry, is managed by the IT team.

The IT team is responsible for ensuring all systems at the Company's corporate office and all property-level systems, such as reservation and front office systems, are Year 2000 compliant. A special Year 2000 project team has been formed. For a more thorough account of the Company's Year 2000 readiness, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Advertising

The Company's Predecessor began operating a full-service in-house advertising agency in the 1980s to serve its marketing, advertising, promotional and production requirements. This in-house team is able to provide a wide array of advertising services, collateral production and marketing support at a significantly lower cost than outsourced solutions.

Accounting

The Company operates centralized cash management, internal audit, accounts payable, payroll, and general ledger processing and analysis functions that provide accurate and timely information to hotel owners, general managers and company management. Hotel owners and management receive both standardized and specialized reports to provide valuable information to help maximize each hotel's profitability.

Legal

The legal department provides support and advice to the hotels concerning routine legal matters including vendor and service provider contracts, franchise matters, employment issues, beverage and operating permits, as well as questions concerning the owner/Company relationship. By providing these services in-house, the Company maximizes cost efficiencies and allows the hotels to focus on exceeding the guests' expectations.

Payroll and Employee Services

The Company provides on-line PeopleSoft human resources applications to hotels, and access to a centralized call-in processing of human resource management and reporting, allowing for a reduction of property based staff. Centralized payroll reduces labor needed at the hotels and provides a lower processing cost than outsourcing this function.

The Company's training professionals provide classes on an ongoing basis, such as week-long Sales Schools, Revenue Management Schools, General Manager Schools, and specialized Catering Sales and Meeting Services Schools. Additionally, the Company is working with Bass to develop brand-wide training programs which will be available to all franchisees and will help promote brand consistency.

The Company's infrastructure provides the foundation for significant growth without a significant cost increase. This foundation and the core philosophies have given the Company the ability to position itself by capitalizing on its greatest asset, its human capital.

COMPETITION

The Company competes primarily in the upscale and midscale with food and beverage full-service segment of the lodging industry, as defined by Smith Travel Research, a noted industry resource. Hotel chains such as Marriott, Hyatt and Embassy Suites are direct competitors of the Company, and in each geographic market in which the Company's hotels are located, there are other limited-service and full-service hotels that compete with the Company's hotels. In addition, the Company's food and beverage operations compete with local freestanding restaurants and bars. The Company's banquet and catering operations compete with other full-service hotels, upscale restaurants and local country clubs for weddings, large group events and convention business. Some of the Company's competitors have larger networks of locations and greater financial resources than the Company. Competition in the United States lodging industry is generally based on convenience of location, price, range of services and guest amenities offered, plus the quality of customer service and overall product. Newer, recently constructed hotels compete effectively against older hotels if the older hotels are not refurbished on a regular basis. While newer limited-service hotels do not compete directly with the Company's larger full-service hotels, they do provide alternatives for guests who do not need the amenities of a full-service hotel.

THE LODGING INDUSTRY

The lodging industry has shown significant improvement, having recovered from the severe supply and demand disparity and recession that plagued the industry throughout the late 1980s and early 1990s. The industry broke even in 1992 and returned to profitability in 1993, having recorded six consecutive years of unprofitable operations prior to 1992. According to PricewaterhouseCoopers estimates, the lodging industry is expected to report a record $18.9 billion in profits in 1998, an 11.2% improvement over the previous high of $17.0 billion in 1997. Profitability is projected to continue at record levels through the PricewaterhouseCoopers forecast period of 2001. More productive and lean, the lodging industry has taken advantage of yield management systems to maximize room rate and occupancy. Occupancy increased from 62.7% in 1992 to 63.9% in 1998, an increase of 1.2 percentage points ("pp"). Room rates, however, have increased from $59.62 to $78.67 during the same period, a 32.0% increase or 4.7% per annum. With the increases, room rates have surpassed the consumer price index (CPI) every year since 1994.

While new development increased the room supply in 1998 by 4.0%, it should be noted that most of the development occurred in the extended-stay and limited-service sectors. Also, most of the new construction occurred in suburban and secondary market locations. The full-service sector and urban market locations were largely spared from overbuilding. The Company believes that future construction activity will slow as a result of the lack of available capital and availability of existing full-service properties for sale at a discount to replacement cost. Evidence of this is the cancellation of projects planned by several publicly traded lodging companies, as well as a reduction in estimated new construction in 1999. According to PaineWebber, 87,000 new hotel rooms will open in the U.S. in 1999, representing supply growth of only 2.3%, as opposed to earlier projections of 150,000 new hotel rooms. New construction in 2000 is expected to be even less than 1999. The reduction in room starts should return the industry to more favorable supply-demand conditions.

With an increase in supply of 4.0% in 1998, the industry continued to raise rates above the CPI level. According to PricewaterhouseCoopers, rates increased 4.5%, from $75.26 in 1997 to $78.67 in 1998. Occupancy dipped 0.6 pp, from 64.5% to 63.9% during the same period. The resulting RevPAR statistic increased 3.6%, from $48.54 in 1997 to $50.27 in 1998. The two largest RevPAR increases in 1998 came from the upscale and midprice with food and beverage segments, segments which are representative of a majority of the Company's portfolio. RevPAR for the upscale segment increased 4.5 % to $66.28 in 1998, while the midprice with food and beverage segment increased 3.9% to $40.86 for the same period. The performance of these two segments is due to rate increases, as opposed to occupancy increases. The upper upscale segment reported the greatest increase in rate in 1998, increasing 5.9% to $138.48. The upper upscale segment rate was 1.5 times the upscale segment rate of $93.22 and 2.1 times the midprice with food and beverage segment rate of $67.31. It is management's belief that many business travelers and groups who frequent the upper upscale segment (which includes Hilton, Hyatt, and Marriott) will be priced out of these hotels and will turn their business to the upscale and midprice with food and beverage segments. The Company is poised to reap the benefits, having redeveloped many of its full-service properties to "like-new" status. The Company believes it can provide the same level of service, facilities, and amenities that many upper upscale segment guests desire at a better price-value relationship. For a discussion of the Company's operating statistics, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

As of December 31, 1998, the Company employed approximately 14,000 employees, including 311 at the Company's corporate office. Approximately 2,000 employees at 13 of the Company's hotels are represented by a labor union.
Management believes that ongoing labor relations are favorable.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings arising in the normal course of business. The Company believes that the ultimate outcome of such proceedings will not have a material adverse effect on the results of operations or financial condition of the Company; however, there can be no assurance that this will be the case.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS.

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BH" and began trading on July 28, 1998. The range of the high and low sales price of the Company's Common Stock as reported on the NYSE Composite Tape for each of the quarters during the period July 28, 1998, through December 31, 1998, is set forth below:

                                                           High          Low
                                                           ----          ---
         July 28 - September 30, 1998..................  $   7.750    $   4.375
         Fourth quarter 1998...........................  $   6.125    $   3.250

On March 4, 1999, the last reported sale price of the Common Stock on the NYSE was $9.38. As of March 4, 1999, the Company had 278 stockholders of record. The Company believes the number of beneficial owners of its Common Stock to be approximately 2,750.

The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so in the foreseeable future.

                                    PART II.


ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data for the Company for the period from Inception (March 20, 1998) through December 31, 1998, and for the Predecessor (and its predecessor, Harvey Hotel Companies) for the following periods: January 1 through July 27, 1998, years ended December 31, 1997 and 1996, eleven months ended December 31, 1995, one month ended January 31, 1995, and year ended December 31, 1994. The selected balance sheet data is presented for the Company as of December 31, 1998, and the Predecessor (and its predecessor, Harvey Hotel Companies) as of December 31, 1994 through 1997. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            BRISTOL HOTELS & RESORTS
                       SELECTED HISTORICAL FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Inception
                                                       (March 20, 1998) -
                                                        December 31, 1998
                                                        -----------------

OPERATING DATA:
REVENUE:
     Rooms .............................................   $ 217,236
     Food, beverage and other ..........................      77,682
                                                           ---------
               Total revenue ...........................     294,918

OPERATING COSTS AND EXPENSES:
     Departmental expenses:
        Rooms ..........................................      64,427
        Food, beverage and other .......................      50,854
     Undistributed operating expenses:
        Administration and general, marketing ..........      49,374
        Property operating costs .......................      28,163
        Tenant lease expense ...........................      87,925
        Depreciation and amortization ..................       1,027
        Corporate expense ..............................       9,407
                                                           ---------
               Operating income ........................       3,741

Other (income) expense:
     Interest, net .....................................        (689)
     Income taxes ......................................       1,785
                                                           ---------

Net income .............................................   $   2,645
                                                           =========

Diluted earnings per common and common equivalent share:
     Net income ........................................   $    0.27

Weighted average number of common and
   common equivalent shares outstanding - diluted ......       9,952


BALANCE SHEET DATA:

     Cash and cash equivalents .........................   $  24,916
     Property and equipment, net .......................       5,889
     Total assets ......................................     105,522
     Stockholders' equity ..............................      35,409

                      BRISTOL HOTEL COMPANY (PREDECESSOR)
                       SELECTED HISTORICAL FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Years Ended      Eleven Months Ended
                                                                  December 31,        December 31,
                                            January 1, 1998     ----------------   -------------------
                                            to July 27, 1998    1997        1996           1995
                                            ----------------    ----        ----           ----
OPERATING DATA:
REVENUE:
Rooms .......................................   $ 308,638    $ 377,380   $ 149,794      $ 115,771
Food, beverage and other ....................      95,372      127,138       62,046        49,424
                                                ---------    ---------   ---------      ---------
           Total revenue ....................     404,010      504,518      211,840       165,195
                                                ---------    ---------   ---------      ---------

OPERATING COSTS AND EXPENSES:
Departmental expenses:
       Rooms ................................      89,721      105,063       37,706        32,692
       Food, beverage and other .............      60,175       79,092       35,810        31,376
Undistributed operating expenses:
       Administration and general,
          marketing .........................      70,686       78,694       33,821        28,254
       Property operating costs .............      65,907       79,633       28,402        24,738
       Depreciation and amortization ........      34,300       39,690       18,377        13,505
       Corporate expense ....................      27,676       24,450       10,958         8,035
                                                ---------    ---------   ---------      ---------
           Operating income .................      55,545       97,896       46,766        26,595
                                                ---------    ---------   ---------      ---------

Other (income) expenses:
       Interest expense .....................      30,892       44,591       18,616        18,374
       Other non-operating expenses .........        --           --           --             430
       Equity in income of joint ventures ...        (783)      (1,916)        --            --
       Income taxes .........................      10,175       22,007       10,401         2,822
                                                ---------    ---------   ---------      ---------

Income before extraordinary item ............      15,261       33,214       17,749         4,969

Extraordinary loss on early extinguishment
   of debt, net of income taxes .............     (25,689)     (12,741)        --          (1,908)
                                                ---------    ---------   ---------      ---------

Net income (loss) ...........................   $ (10,428)   $  20,473    $  17,749     $   3,061
                                                =========    =========   =========      =========

Diluted earnings (loss) per common and common
   equivalent share:
       Income before extraordinary item .....   $    0.34    $    0.87   $    0.70      $    0.28
       Net income (loss) ....................   $   (0.23)   $    0.53   $    0.70      $    0.17

Weighted average number of common
and common equivalent shares
outstanding - diluted .......................      45,194       38,332       25,526        17,909

                      BRISTOL HOTEL COMPANY (PREDECESSOR)
                 SELECTED HISTORICAL FINANCIAL DATA (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                     December 31,
                                       --------------------------------------
                                         1997            1996          1995
                                       --------        --------      --------
BALANCE SHEET DATA:

   Cash and cash equivalents........  $     86,167  $      4,666   $    7,906
   Property and equipment, net......     1,439,167       552,564      470,705
   Total assets.....................     1,666,638       592,788      512,901
   Long-term debt including
      current portion...............       717,319       232,694      170,544
   Stockholders' equity.............       648,794       252,157      236,122

                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                       SELECTED HISTORICAL FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                               MONTH ENDED         YEAR ENDED
                                            JANUARY 31, 1995    DECEMBER 31, 1994
                                            ----------------    -----------------
OPERATING DATA:
REVENUE:
   Rooms ..................................    $  4,006            $ 44,972
   Food, beverage and other ...............       1,937              25,379
                                               --------            --------
   Total revenue ..........................       5,943              70,351
                                               --------            --------

OPERATING COSTS AND EXPENSES:
Departmental expenses:
   Rooms ..................................       1,124              10,344
   Food, beverage and other ...............       1,055              14,835
Undistributed operating expenses:
   Administrative and general, marketing...         579              11,369
   Property operating costs ...............         629              10,563
   Depreciation ...........................         309               4,041
   Corporate expense ......................         315               3,761
                                               --------            --------
       Operating income ...................       1,932              15,438
                                               --------            --------
Other (income) expenses:
   Interest expense, net ..................         652               7,631
   Other non-operating income .............        --                  (337)
                                               --------            --------

Income before extraordinary item ..........       1,280               8,144

Extraordinary gain on debt forgiveness ....        --                 1,989
                                               --------            --------

Net income ................................    $  1,280            $ 10,133
                                               ========            ========

                                                         DECEMBER 31, 1994
                                                         -----------------
BALANCE SHEET DATA:
Cash and cash equivalents...............................  $     4,118
Property and equipment, net.............................       80,635
Total assets............................................      109,874
Long-term debt, including current portion...............      114,054
Equity..................................................      (11,988)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

BRISTOL HOTELS & RESORTS

The Company's results of operations from Inception (March 20, 1998) through December 31, 1998, include the operations of the Hampton Inn - Las Vegas from May 20, 1998, and the operations for the assets acquired in the Spin-off, including the FelCor leases, from July 28, 1998. The Company conducted no operations from March 20, 1998, through May 19, 1998. Therefore, the operating results of the Company for the period from Inception through December 31, 1998, are not indicative of its future performance.

BRISTOL HOTEL COMPANY

Results of operations for the year ended December 31, 1997, include the 36 original hotels owned by BHC as of January 1, 1996 (the "Original Bristol Portfolio"), Holiday Inn - Plano, the Allerton (as of January 31, 1997), eight months of operations for the 45 hotels acquired in the Holiday Inn Acquisition on April 28, 1997 (the "Holiday Inn Assets"), as well as eight months of management of the 15 hotels under management contracts. Results of operations for the period January 1, 1998, through July 27, 1998, include the properties listed above, as well as the Holiday Inn - San Jose North, the Holiday Inn - Philadelphia Independence Mall, and the Holiday Inn - St. Louis for the entire period, the Sheraton Four Points - Leominster as of April 21, 1998, and the Hampton Inn - Las Vegas as of May 20, 1998, (collectively, the "Single Asset Acquisitions"), and the 20 hotels acquired on April 30, 1998 ("the Omaha Acquisition").

REDEVELOPMENT AND REBRANDING PROGRAM

The Redevelopment and Rebranding Program started by BHC in November 1997 and continued by the Company impacted both the Company's and BHC's 1998 operating results. The Redevelopment and Rebranding Program entails exterior and interior reconstruction of and renovations to a substantial number of the Holiday Inn Assets and the Single Asset Acquisitions as well as the rebranding of certain hotels operated under the Company's own brand names. In addition to the renovations, the Company expects to rebrand 20 hotels to the Crowne Plaza or Crowne Plaza Suites brand by 2000. The Company believes the conversions to the Crowne Plaza brand will enable the hotels to more effectively compete in the markets in which they operate. In 1998, the rebranding of eleven hotels, totaling 3,614 rooms, to the Crowne Plaza or Crowne Plaza Suites brand was completed. In total 28 hotels with 9,867 rooms were undergoing redevelopment during 1998, of which the redevelopment and/or rebranding of 22 hotels containing 7,056 rooms was completed by December 31, 1998. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 1999.

STATISTICAL SUMMARY

The following statistical information is presented on a pro forma basis, as if the Holiday Inn Acquisition and the Omaha Acquisition had occurred on January 1 of each period presented and is adjusted to remove the effect of period to period exchange rate fluctuations for the Canadian assets.

Pro forma Average Daily Rate ("ADR") and occupancy for the year ended December 31, 1998, were $81.47 and 66.4%, respectively, compared to $75.25 and 69.6% for the year ended December 31, 1997. ADR increased 8.3% compared to 1997, and the
3.2 pp decrease in occupancy is primarily due to the disruptions to the hotels during the Redevelopment and Rebranding Program. Pro forma RevPAR was $54.10 for the year ended December 31, 1998, compared to $52.39 for the same period in 1997. This 3.3% increase is primarily attributable to general market conditions, the Company's management expertise and the strength of the Holiday Inn brand name and reservation system, offset by the disruptions caused by the Redevelopment and Rebranding

Program. During the year ended December 31, 1998, 3.7% of total available rooms, totaling 386,684 room nights, were out of service as a result of the Redevelopment and Rebranding Program. Without the effect of the properties under redevelopment, pro forma ADR, occupancy and RevPAR for the year ended December 31, 1998, were $78.81, 66.5% and $52.39 compared to $73.54, 67.7% and
$49.80 for the same period in 1997, resulting in an increase in ADR and RevPAR of 7.2% and 5.2%, respectively, and a decrease of 1.2 pp in occupancy. Excluding the properties under redevelopment during the period and the assets targeted for sale, ADR, occupancy and RevPAR were $79.96, 67.6% and $54.02, respectively, for the year ended December 31, 1998, and $74.52, 68.7% and $51.23, respectively, for the same period in 1997, resulting in a 7.3% and 5.5% increase in ADR and RevPAR, respectively, and a 1.2 pp decrease in occupancy.

RESULTS OF OPERATIONS

BRISTOL HOTELS & RESORTS

Period from Inception (March 20, 1998) through December 31, 1998

Rooms revenue was $217.2 million for the period from March 20, 1998, through December 31, 1998, respectively. This amount is primarily related to operations for the five months after the Spin-off. Rooms profit margin was 70.3% for the period. Approximately 60% of the Company's room revenue was generated from individual business and leisure customers.

Food and beverage revenue was $58.4 million for the period ended December 31, 1998. Food and beverage profit margin was 23.8% for the period. The Company generated approximately 61.5% of its food and beverage revenue from its banquet and catering operations.

Management fee income was $2.4 million for the period ended December 31, 1998. At year end, the Company had 14 management contracts, one of which converted to a lease effective January 1, 1999. The Company has been advised by certain owners of their intention to sell properties that are currently managed by the Company. If a property is sold, the related management contract would likely be terminated.

Construction management fees for the period ended December 31, 1998, were $2.1 million. The construction management fees are charged by the Company to the hotel owners for purchasing and project management services provided by the Company for construction projects (including the Redevelopment and Rebranding Program), calculated as a percent of the total project costs.

Property occupancy costs include normal hotel operating costs, but do not include property taxes, ground rent and property insurance. Under the terms of the leases, these costs are borne by the property owner. Property occupancy costs were $28.2 million for the period ended December 31, 1998. Of this amount, approximately $13.5 million were related to utility costs.

Corporate expense was $9.4 million for the period ended December 31, 1998. This amount relates to the period July 28, 1998, through December 31, 1998, and includes the costs of the Company's corporate office support functions described previously, public company costs such as stock exchange fees and SEC filing costs, and costs related to corporate development and analysis of growth opportunities.

Tenant lease expense for the period ended December 31, 1998, was $87.9 million. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements.

Depreciation and amortization was $1.0 million for the period ending December 31, 1998, relating primarily to the property and equipment in the Company's corporate office, including the Company's investment in centralized information technology.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $4.8 million for the period. EBITDA margin (EBITDA divided by total revenues) was 1.7% for the period ended December 31, 1998. Included in EBITDA is the reversal of $963,000 of 401(k) discretionary matching contribution expense accrued by the Predecessor. Net income was $2.6 million for the period from Inception through December 31, 1998.

Period from July 28, 1998, through December 31, 1998

Until the Spin-off, the Company had no material operations. Therefore, the Company believes that the following presentation of its results of operations from July 28, 1998, through December 31, 1998, is more indicative of the Company's performance (in thousands, except per share amounts):


                                                JULY 28, 1998 -
                                               DECEMBER 31, 1998
                                                  (UNAUDITED)

REVENUE
    Rooms ......................................   $217,026
    Food and beverage ..........................     58,389
    Management fees ............................      2,408
    Construction management fees ...............      2,095
    Other ......................................     14,861
                                                   --------
               Total revenue ...................    294,779
                                                   --------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms ..................................     64,348
        Food and beverage ......................     44,509
        Other operating departments ............      6,342
    Undistributed operating expenses:
        Administrative and general .............     27,269
        Marketing ..............................     22,046
        Property occupancy costs ...............     28,129
        Tenant lease expense ...................     87,765
        Depreciation and amortization ..........      1,027
        Corporate expense ......................      9,407
                                                   --------
Operating income ...............................      3,937

Interest income, net ...........................        608
                                                   --------

Income before income taxes .....................      4,545

Provision for income taxes .....................      1,785
                                                   --------

NET INCOME .....................................   $  2,760
                                                   ========
Earnings per common and common equivalent share:
    Net income:
        Basic ..................................   $   0.16
        Diluted ................................       0.15

Weighted average number of common and common
    equivalent shares outstanding:
        Basic ..................................     17,778
        Diluted ................................     17,920

BRISTOL HOTEL COMPANY (PREDECESSOR)

January 1, 1998, through July 27, 1998,
   Compared to Year Ended December 31, 1997

Rooms revenue for the period ended July 27, 1998, was $308.6 million compared to $377.4 million for the year ended December 31, 1997. The pro rata increase is primarily due to the addition of the Holiday Inn Assets, the Single Asset Acquisitions and the Omaha Acquisition from their respective acquisition dates. Rooms profit margin was 70.9% for the period ended July 27, 1998, compared to 72.2% for the year ended December 31, 1997. The slight decrease is attributable to higher franchise costs due to the rebranding of certain hotels in the Original Bristol Portfolio to Holiday Inn and Crowne Plaza brands in 1998, as well as the lower margins for properties under redevelopment during the period.

Food and beverage revenue was $69.0 million for the period ended July 27, 1998, compared to $92.6 million for the year ended December 31, 1997. Food and beverage profit margin was 20.7% for the period ended July 27, 1998, compared to 24.7% for the year ended December 31, 1997.

Property occupancy costs for the period ended July 27, 1998, were $65.9 million compared to $79.6 million for the year ended December 31, 1997. The pro rata increase is due to the increased number of hotels owned by BHC during the period, and higher property tax and land rent related to those assets.

Gross operating margin was 29.1% for the period ended July 27, 1998, compared to 32.1% for the year ended December 31, 1997. The 3.0 pp decrease is primarily due to the declines in departmental margins and higher operating costs related to property taxes and land rentals.

Corporate expenses were $27.7 million for the period ended July 27, 1998, compared to $24.5 million for the year ended December 31, 1997. Approximately $10.5 million of this pro rata increase is attributable to one-time professional fees of approximately $6.2 million and other costs, including transfer taxes and SEC filing fees, of $4.3 million related to the FelCor merger, offset by $3.1 million of one-time costs incurred in 1997 related to the Holiday Inn Acquisition.

Interest expense was $30.9 million for the period ended July 27, 1998, compared to $44.6 million for the year ended December 31, 1997. The pro rata increase is due to borrowings for the Holiday Inn Acquisition, as well as debt assumed related to the Omaha Acquisition and other debt incurred under the $120 million interim credit facility with FelCor.

Depreciation and amortization was $34.3 million for the period ended July 27, 1998, compared to $39.7 million for the year ended December 31, 1997. The pro rata increase is due to the Holiday Inn, Omaha and Single Asset Acquisitions.

The Predecessor incurred extraordinary losses of $25.7 million and $12.7 million (net of tax) during the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, respectively, related to early debt retirements.

Because of the factors discussed above, net loss for the period ended July 27, 1998, was $10.4 million, compared to net income of $20.5 million for the year ended December 31, 1997.

BRISTOL HOTEL COMPANY (PREDECESSOR)

Year Ended December 31, 1997,
    Compared With Year Ended December 31, 1996

Total revenue increased 138.2% to $504.5 million for the year ended December 31, 1997, as compared to 1996 as a result of the inclusion of the Holiday Inn Assets and the 1997 Single Asset Acquisitions from their respective acquisition dates and the improved operating performance of the Original Bristol Portfolio. RevPAR for the Original Bristol Portfolio was $47.53 for the year ended December 31, 1997, compared to $43.92 for 1996, representing an 8.2% increase. The improvement in RevPAR is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. Occupancy and ADR for the Original Bristol Portfolio was 70.0% and $67.91, respectively, for the year ended December 31, 1997, compared to 64.4% and $68.21, respectively, for 1996. The change from 1996 to 1997 was also impacted by nonrecurring items in 1996 including the Atlanta Olympics and the renovations of the certain hotels in the Original Bristol Portfolio. The Atlanta Olympics had a positive impact on results in 1996 due to the 100% occupancy experienced by the ten Atlanta hotels in the Original Bristol Portfolio during the 20 days of the Olympic games. Results for 1996 were also impacted by the renovations of 13 hotels in the Original Bristol Portfolio throughout the year.

Rooms revenue as a percent of total revenue was 74.8% for the year ended December 31, 1997, as compared to 70.7% for the year ended December 31, 1996, resulting from the Holiday Inn Assets having proportionally lower food and beverage business than the Original Bristol Portfolio. This is also evidenced by the 151.9% increase in rooms revenue for the year ended December 31, 1997, compared to the same period in 1996 as compared to a 108.8% increase in food and beverage revenue.

Food and beverage revenue increased primarily due to the increase in the number of hotels and also due to higher food and beverage revenues for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio for the year ended December 31, 1997, was $51.6 million, representing a 12% increase over 1996. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

The increase in management fees relates primarily to the addition of the 15 management contracts acquired in the Holiday Inn Acquisition offset by the loss of two management agreements previously held by Bristol in 1996.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property operating costs divided by total revenue) was 32.1% for the year ended December 31, 1997, compared to 35.9% for the year ended December 31, 1996. The 3.8 pp decrease in gross operating margin is primarily attributable to declines in departmental operating margins and higher property operating costs related to property taxes and land rentals. Declines in departmental margins relate primarily to the integration of the Holiday Inn Assets and the 1997 Single Asset Acquisitions, which have had historically lower margins. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Holiday Inn Assets having a proportionately higher number of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $21.3 million for the year ended December 31, 1997, compared to 1996 as a result of the Holiday Inn Acquisition and the 1997 Single Asset Acquisitions. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

Corporate expenses for the year ended December 31, 1997, were $24.5 million compared to $11.0 million for 1996. Approximately $3.1 million of the increase relates to one-time costs incurred during the second quarter of 1997 for the closing and integration of the Holiday Inn Acquisition. The remaining increase relates primarily to the increase in the number of corporate employees and related costs and increased travel expenses as a result of the acquisition.

Interest expense for the year ended December 31, 1997, increased $26.0 million to $44.6 million primarily as a result of additional debt incurred to finance the Holiday Inn Acquisition as well as borrowings increasing ratably in 1996 to fund acquisitions and certain redevelopment costs.

Equity in income of joint ventures of $1.9 million for the year ended December 31, 1997, represents the Company's 50% interest in the earnings of the three joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, income before extraordinary items increased 87.1% to $33.2 million for the year ended December 31, 1997, compared to the year ended 1996 and diluted earnings per share increased 24.3% to $0.87 for the year ended December 31, 1997, compared to $0.70 for 1996. Recurring earnings for the year ended December 31, 1997, of $35.1 million, which exclude the extraordinary item of $12.7 million and the one-time costs related to the Holiday Inn Acquisition ($1.8 million, net of tax), represents a 138.8% increase over recurring earnings for the year ended December 31, 1996, of $14.7 million, which excludes a one-time gain related to the sale of marketable securities ($0.3 million, net of tax), the positive impact of the Atlanta Olympics ($2.2 million, net of tax), and the litigation settlement gain ($0.6 million, net of tax). Recurring diluted earnings per share of $0.92 for the year ended December 31, 1997, represents a 58.6% improvement over 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the $40 million revolving credit facility with Bankers Trust Company (the "Credit Facility"). The Company had approximately $23.1 million of cash at Spin-off and approximately $24.9 million of cash as of December 31, 1998. The Company believes that it currently requires approximately $10 million to $15 million of cash to fund the day-to-day working capital needs of the Company.

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

The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes. Additionally, a sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company's obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the Company's achievement of liquid net worth requirements related to such leases. Concurrently with the Spin-off, a letter of credit for $20 million was issued to FelCor to secure the Company's obligations under the leases. This amount may be adjusted from time to time pursuant to the liquid net worth requirements described above. As of December 31, 1998, the letter of credit amount outstanding was $15.9 million.

As of December 31, 1998, the Company had a $9.1 million promissory note from FelCor (the "FelCor Note") which is due upon five days' demand. The Company made partial demand on this note and on February 1, 1999, received $5.0 million cash against the note. The remaining $4.1 million can be used by the Company for working capital or other purposes.

The Company is actively pursuing opportunities for growth and anticipates adding to its leasehold and management portfolio, both through its relationship with FelCor, as well as working with other REITs and individual property owners who could benefit from the Company's services. The Company began management of the Holiday Inn in Olathe, Kansas in September, 1998, the Hampton Inn in Sault St. Marie, Michigan in March 1999, and has announced agreements to manage two Hilton Garden Inns and a 265-room upscale Hilton Hotel, all of which are currently under development, for the Landmark Organization. The development of these properties will be completed during 1999 and 2000.

It is possible that some new management contracts or leases could require a small capital investment on the part of the Company. The Company may also purchase hotel leases or management contracts from third parties. If such an investment is necessary, the Company believes it has adequate capital resources including cash on hand, availability under the Credit Facility and the FelCor Note to fund these opportunities for the immediate future. The Company acquired a 15% joint venture interest and the management of the Cambridge Inn in Cambridge, Massachusetts in January 1999.

The Company is continuously exploring opportunities for increasing efficiency at the hotels and the corporate office. Some of these opportunities could require small capital investments by the Company to achieve the targeted savings. The Company plans to install approximately $3.5 million of energy-saving devices throughout the leased hotels during 1999. Additionally, the Company expects to incur up to $2.8 million of information technology improvement costs in the Company's corporate office in the next fiscal year, primarily related to the development and installation of the Company's Wide Area Network which will improve productivity and ease communication between the corporate office and the hotels. The Company believes that it has adequate capital resources to fund its growth opportunities for the immediate future.

SEASONALITY

The lodging industry is affected by seasonal patterns. At most of the Company's hotels, demand is higher in the second and third quarters than during the remainder of the year. The Company's results are also impacted during periods of renovation when rooms are placed out of service. The Company expects to have approximately 292,646 room nights out of service in 1999 in conjunction with the Redevelopment and Rebranding Program, consisting of: 154,826 in the first quarter; 60,952 in the second quarter; 20,129 in the third quarter; and 56,739 in the fourth quarter.

INFLATION

The Company is impacted by inflation in both the general price movement of certain costs of the operations of its hotels and in the ability to increase the rates charged to its guests for rooms, food and beverage and other services.

Many of the costs of operating the hotels can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates as well as other changing market conditions. The Company believes that given the favorable demand/supply balance in the hotel segments in which it operates, increases in inflation from today's relatively low rates will not have an adverse impact on profits generated by the Company's hotels.

Changes in the rate of inflation could impact the level of short-term interest rates. The Company does not anticipate a significant increase or decrease in the level of short-term interest rates, and, since the Company has no floating rate debt currently outstanding, the Company does not believe that it has any significant exposure should a rise in market interest rates occur.

YEAR 2000 READINESS

In order to fully comprehend the Year 2000 problem and how it will impact the Company's operations, the Company has established a Year 2000 Readiness Program (the "Program"). The Program contemplates the completion of the following steps: Awareness, Inventory, Assessment, Planning & Scheduling, Test Compliance & Functionality, Replace/Upgrade, and finally, Implementation/Contingency Planning. As of March 4, 1999 the Company has completed the Program through the Test Compliance & Functionality stage, and has commenced the Replace/Upgrade stage with pilot implementation beginning in March 1999. The Company expects that the entire Program will be completed by the beginning of fourth quarter of 1999.

During the third quarter of 1998, the Company completed its evaluation and technical inventory of the Company's corporate office and all of the property-level systems which might be impacted by the Year 2000 problem. The Company has secured the resources and scheduled the remedy of each of those systems that it has identified as having potential Year 2000 issues. The Company has also established a contingency plan for the centralized computer operating systems, which has been tested and is in a state of readiness.

The Company continues to evaluate non-information technology systems such as embedded chip mechanical/engineering systems, energy management systems, and security systems. As of March 4, 1999, the Company has completed the embedded system inventory at 100 hotels and has not identified any embedded system issues. This inventory is expected to be completed for the remaining hotels by the end of the first quarter of 1999. Based on current results and other factors, the Company does not anticipate finding any material embedded system issues in critical systems at any of the hotels.

The Company is also working closely with its franchisors to ensure readiness. Each of these franchisors indicated to the Company that their reservation systems would be Year 2000 ready by January 31, 1999; however, the Company has received no verification that the remediation of these systems has been completed. The franchisors have indicated to the Company that they are establishing contingency plans to address any potential Year 2000 readiness issues.

The Company is continuing to survey its vendors and service providers to determine Year 2000 readiness. As of March 4, 1999, the Company's primary vendors and service providers have indicated that they will be Year 2000 compliant; however, there is no assurance that all of the Company's vendors and service providers will be ready.

Contingency Plans

The Company has established a contingency plan and disaster recovery procedure for the centralized computer operating systems, located in the Company's corporate office, which has been tested and which the Company believes is in a state of readiness. The Company's franchisors have also provided the hotels with materials identifying contingency plans for major property-level system outages and force majeure type events. Non-franchised properties are provided this information by the Company. Additionally, each franchisor is creating checklists and procedures for their licensed hotels which will address problems arising from Year 2000 related outages with the franchise specific systems. The Company is also establishing plans and procedures to train and prepare primary staff to address operational and systemic issues arising from the Year 2000 problem. The Company contemplates that these tools and training will be completed by the beginning of the fourth quarter 1999.

Costs

The Company is working with FelCor and its other owners to remedy the property-level non-compliant systems identified. In particular, the Company has prepared and presented a budget to FelCor, which has been approved, setting out the anticipated costs and timeline for the remedy to make the properties Year 2000 compliant. While most of the costs associated with the remedy to the FelCor properties will be borne by FelCor, it is anticipated that the Company will bear approximately $650,000 of the cost, including the Company's portion of the costs of software, hardware and internal employees dedicated to the Program. For each of its other property owners, the Company has presented a 1999 capital budget including presentations of Year 2000 remedy costs. The third-party owners are contractually obligated to bear the full amount of this cost. Other than those specified above, the Company is not aware of any additional costs that it will bear to remedy the Year 2000 problems company-wide.

Risks

The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous factors including whether significant third parties properly and timely remedy the Year 2000 issue, and whether broad-based or systemic failures occur (including disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services or failures in financial transactions or payment processing systems such as credit cards), as well as the severity and duration of any such failures. There can be no assurances that Year 2000 remediation by third parties will be properly and timely completed, and failure to do so may have a material adverse effect on the Company, its business and its financial condition. Further, the Company may have no option but to remain with a vendor who cannot assure Year 2000 readiness if an alternative source is not available at commercially reasonable terms. The Company's Year 2000 Readiness Program is expected to reduce the level of uncertainty about the Year 2000 problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated and is incorporated into this item by reference:

                                                                          Page
                                                                          ----
     Report of Independent Public Accountants...........................   F-1

Bristol Hotels & Resorts
     Consolidated Statement of Income...................................   F-2

     Consolidated Balance Sheet.........................................   F-3

     Consolidated Statement of Cash Flows...............................   F-4

     Consolidated Statement of Changes in Stockholders' Equity..........   F-5

     Notes to Consolidated Financial Statements.........................   F-6

Bristol Hotel Company (Predecessor)
     Consolidated Statements of Operations..............................  F-19

     Consolidated Balance Sheet.........................................  F-20

     Consolidated Statements of Cash Flows..............................  F-21

     Consolidated Statements of Changes in Stockholders' Equity.........  F-23

     Consolidated Statements of Comprehensive Income (Loss).............  F-24

     Notes to Consolidated Financial Statements.........................  F-25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                   PART III.

The information called for by Items 10-13 is incorporated by reference to the sections of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K.

   (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

       1. The financial statements as set forth under Item 8 are filed as part of this report.

       2. All financial statement schedules are omitted as they are either not applicable or the required information is included in the financial statements or the notes thereto.

       3. The list of exhibits contained in the Index to Exhibits is incorporated herein by reference.

   (b) REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized, on this 25th day of March, 1999.

                                           BRISTOL HOTELS & RESORTS

                                           BY:  /s/  John D. Bailey
                                                ------------------------------
                                                John D. Bailey
                                                Vice President, Controller and
                                                Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.



                   Signatures                                          Title
                   ----------                                          -----
         /s/  J. Peter Kline                                Chairman of the Board of Directors and
         ---------------------------------------            Chief Executive Officer
         J. Peter Kline


         /s/  John A. Beckert
         ---------------------------------------
         John A. Beckert                                    President and Chief Operating Officer; Director

         /s/  Jeffrey P. Mayer
         ---------------------------------------
         Jeffrey P. Mayer                                   Executive Vice President and
                                                            Chief Financial Officer

         /s/  John D. Bailey
         ---------------------------------------
         John D. Bailey                                     Vice President, Controller and
                                                            Chief Accounting Officer

         /s/  David A. Dittman
         ---------------------------------------
         David A. Dittman                                   Director

         /s/  Kurt C. Read
         ---------------------------------------
         Kurt C. Read                                       Director

         /s/  Thomas R. Oliver
         ---------------------------------------
         Thomas R. Oliver                                   Director

         /s/  Reginald K. Brack, Jr.
         ---------------------------------------
         Reginald K. Brack, Jr.                             Director

         /s/  Robert A. Whitman
         ---------------------------------------
         Robert A. Whitman                                  Director

         /s/  James J. Pinto
         ---------------------------------------
         James J. Pinto                                     Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bristol Hotels & Resorts:

We have audited the accompanying consolidated balance sheet of Bristol Hotels & Resorts (a Delaware corporation) as of December 31, 1998, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the period from inception (March 20, 1998) through December 31, 1998. We have also audited the accompanying consolidated balance sheet of Bristol Hotel Company (the Company's predecessor, a former Delaware corporation) as of December 31, 1997, and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive income (loss) for the period from January 1, 1998 through July 27, 1998, and for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Hotels & Resorts as of December 31, 1998, and the results of its operations and its cash flows for the period from inception (March 20, 1998) through December 31, 1998; and the financial position of Bristol Hotel Company (the Company's predecessor) as of December 31, 1997, and the results of its operations and its cash flows for the period from January 1, 1998, through July 27, 1998, and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Dallas, Texas
     February 5, 1999

                            BRISTOL HOTELS & RESORTS

                        CONSOLIDATED STATEMENT OF INCOME

                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1998)
                           THROUGH DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE
    Rooms ......................................   $217,236
    Food and beverage ..........................     58,391
    Management fees ............................      2,408
    Construction management fees ...............      2,095
    Other ......................................     14,788
                                                   --------
               Total revenue ...................    294,918
                                                   --------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms ..................................     64,427
        Food and beverage ......................     44,509
        Other operating departments ............      6,345
    Undistributed operating expenses:
        Administrative and general .............     26,917
        Marketing ..............................     22,457
        Property occupancy costs ...............     28,163
        Tenant lease expense ...................     87,925
        Depreciation and amortization ..........      1,027
        Corporate expense ......................      9,407
                                                   --------
Operating income ...............................      3,741

Interest income, net ...........................        689
                                                   --------

Income before income taxes .....................      4,430

Provision for income taxes .....................      1,785
                                                   --------

NET INCOME .....................................   $  2,645
                                                   ========

Earnings per common and common equivalent share:
    Net income:
        Basic ..................................   $   0.27
        Diluted ................................       0.27

Weighted average number of common and common
    equivalent shares outstanding:
        Basic ..................................      9,788
        Diluted ................................      9,952


  The accompanying notes are an integral part of these consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
Current assets
    Cash and cash equivalents ...................................................   $  24,916
    Accounts receivable (net of allowance of $643) ..............................      35,329
    Inventory ...................................................................       9,612
    Note receivable - FelCor ....................................................       9,100
    Prepaid rent ................................................................      11,042
    Deposits and other current assets ...........................................       6,144
                                                                                    ---------

           Total current assets .................................................      96,143

Property and equipment (net of accumulated depreciation of $1,759) ..............       5,889
Investment in management contracts (net of accumulated amortization of $2,429)...       1,962
Deferred charges and other non-current assets
   (net of accumulated amortization of $115) ....................................       1,528
                                                                                    ---------

           Total assets .........................................................   $ 105,522
                                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses .......................................   $  48,486
    Accrued occupancy, sales and use tax ........................................       6,512
    Accrued insurance ...........................................................       6,511
    Advance deposits ............................................................       1,653
                                                                                    ---------

           Total current liabilities ............................................      63,162

Deferred income taxes ...........................................................       1,376
Other liabilities ...............................................................       5,575
                                                                                    ---------
           Total liabilities ....................................................      70,113
                                                                                    ---------

Common stock ($.01 par value; 100,000,000 shares
    authorized, 31,957,919 shares issued,
    17,778,315 shares outstanding) ..............................................         228
Additional paid-in capital ......................................................      57,160
Retained earnings ...............................................................       2,645
Foreign currency translation adjustment .........................................          12
Treasury stock, at cost (5,065,409 shares) ......................................     (24,636)
                                                                                    ---------
           Total stockholders' equity ...........................................      35,409
                                                                                    ---------

           Total liabilities and stockholders' equity ...........................   $ 105,522
                                                                                    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1998)
                           THROUGH DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................   $  2,645
    Adjustments to reconcile net income to net cash used in
       operating activities:
        Depreciation and amortization .......................      1,027
        Amortization of deferred financing fees .............        115
        Non-cash portion of foreign currency translation ....         12
        Compensation expense recognized for employee
           stock options ....................................        139
    Changes in working capital ..............................     (9,026)
    Decrease in restricted cash .............................        907
    Deferred tax provision ..................................        510
    Increase in other liabilities ...........................      2,918
                                                                --------

           Cash used in operating activities ................       (753)
                                                                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment ..................       (285)
                                                                --------

           Cash used in investing activities ................       (285)
                                                                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received from Predecessor at Spin-off ..............     48,988
    Decrease in deferred charges and other non-current assets        282
    Proceeds from employee stock purchase plan ..............      1,538
    Proceeds from exercise of employee stock options ........        960
    Repurchase of shares from Bass plc ......................    (25,814)
                                                                --------

           Cash provided by financing activities ............     25,954
                                                                --------

Net increase in cash and cash equivalents ...................     24,916

Cash and cash equivalents at beginning of period ............       --
                                                                --------

Cash and cash equivalents at end of period ..................   $ 24,916
                                                                ========

Supplemental cash flow information:
    Interest paid ...........................................   $   --
                                                                ========
    Income taxes paid .......................................   $    785
                                                                ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1998)
                           THROUGH DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                  FOREIGN
                                                         COMMON         ADDITIONAL                CURRENCY
                                                  --------------------    PAID-IN    TREASURY    TRANSLATION  RETAINED
                                                   SHARES      AMOUNT     CAPITAL      STOCK     ADJUSTMENT   EARNINGS     TOTAL
                                                  --------    --------    -------      -----     -----------  ---------    -----
Balance at Inception.........................        1,000  $      --  $       1   $      --   $      --     $    --   $      1
   Spin-off dividend.........................   22,616,453        226     55,702          --          --          --     55,928
   Bass stock repurchase.....................   (5,307,351)        --         --     (25,814)         --          --    (25,814)
   Employee stock purchase plan,
      net of repurchases.....................      241,158         --        360       1,178          --          --      1,538
   Employee stock options exercised..........      227,055          2        958          --          --          --        960
   Employee stock option expense.............           --         --        139          --          --          --        139
   Foreign currency translation adjustment...           --         --         --          --          12          --         12
   Net income................................           --         --         --          --          --       2,645      2,645
                                               -----------  ---------  ---------   ---------   ---------     -------   --------
Balance at December 31, 1998.................   17,778,315  $     228  $  57,160   $ (24,636)  $      12     $ 2,645   $ 35,409
                                               ===========  =========  =========   ==========  =========     =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Bristol Hotels & Resorts (together with its subsidiaries, the "Company") is a Delaware corporation which was incorporated on March 20, 1998 ("Inception"), and began operations on May 20, 1998, as a subsidiary of Bristol Hotel Company ("BHC" or "Predecessor"). The Company was spun off (the "Spin-off") from BHC in connection with the merger of BHC with FelCor Lodging Trust Incorporated ("FelCor") on July 27, 1998 (the "FelCor Merger"), and began trading on July 28, 1998, as a separate publicly traded company.

         The Company is one of the leading independent hotel operating companies in the United States operating 120 primarily full-service hotels (as of December 31, 1998) in the upscale and midscale segments of the hotel industry containing approximately 32,100 rooms, of which 105 hotels are operated under the long-term leases with FelCor. The Company operates hotels in 27 states, Canada and the District of Columbia, with 30 hotels in Texas, 12 hotels in California and 10 hotels in Georgia. The Company operates the largest number of Bass Hotels & Resorts (with its affiliates, collectively "Bass") branded hotels in the world, including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels. The Company also operates 22 hotels under other hotel brands, including Sheraton Four Points, Hilton, Hampton Inn, Homewood Suites, Courtyard by Marriott and Fairfield Inn.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The financial statements of the Company as of December 31, 1998, reflect its operations from May 20, 1998, through December 1998. The Company had no operations from March 20, 1998, through May 19, 1998; operations began on May 20, 1998, with the lease of the Hampton Inn - Las Vegas. Prior to July 28, 1998, the Company's sole asset was the leasehold interest in the Hampton Inn - Las Vegas; therefore, the results of operations presented in the Company's consolidated statement of income for the period from Inception through December 31, 1998, are not, in the opinion of management, indicative of the future results of operations of the Company.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include unrestricted cash in banks and cash on hand. Liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         ACCOUNTS RECEIVABLE

         Accounts receivable in the balance sheet are expected to be collected within one year and are net of estimated uncollectible amounts of $643,000 at December 31, 1998.

                            BRISTOL HOTELS & RESORTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORY

         Inventory, consisting primarily of food and beverage products as well as consumable supplies, is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

         PREPAID RENT

         The Company is required to prepay each month's base rent on the last day of the prior month. Any adjustments to this amount are paid in arrears. As of December 31, 1998, prepaid rent was $11.0 million.

         PROPERTY AND EQUIPMENT

         Property and equipment consists primarily of leasehold improvements, computer equipment and furniture and fixtures at the Company's corporate office and uniforms at the hotels.

         The cost of normal repairs and maintenance that does not significantly extend the life of the property and equipment is expensed as incurred. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, as follows:

                  Furniture, fixtures and equipment               3-15 years
                  Automobiles and trucks                            5 years
                  Leasehold improvements                  Lease term or useful life,
                                                               whichever is less

         DEFERRED CHARGES AND OTHER NONCURRENT ASSETS

         Deferred charges and other noncurrent assets consist primarily of financing costs which are amortized over the life of the related line of credit. The amounts reported in the balance sheet at December 31, 1998 are net of accumulated amortization of $115,000.

         ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Position 98-5, "Accounting for Start-up Costs" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. In accordance with SOP 98-5, the Company expensed all organizational costs related to the spin-off as incurred, and therefore, does not believe that this SOP has had any impact on the financial results of the Company.

                            BRISTOL HOTELS & RESORTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in a company's equity. Due to the Company's Canadian operations, it engaged in transactions involving foreign currency resulting in translation adjustments of approximately $12,000 for the period from May 20, 1998, through December 31, 1998, which the Company believes is immaterial and does not require separate financial statement presentation.

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Company does not prepare such information for internal use, since it analyzes the performance of and allocates resources to each hotel individually. The Company's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Company's financial statements.

         FOREIGN CURRENCY TRANSACTIONS

         The Company operates six hotels in Canada. Results of operations for those hotels are maintained in Canadian dollars and translated using average exchange rates during the period. Currency transaction losses are included in net income and were $4,000 for the period May 20 through December 31, 1998. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment. Cumulative currency translation gains included in stockholders' equity at December 31, 1998, were $12,000.

         INCOME TAXES

         The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

         EARNINGS PER SHARE

         Earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Weighted average shares is calculated using the treasury stock method, giving effect to the common equivalent shares outstanding as of December 31, 1998. The common equivalent shares include employee and director stock options which have been deemed exercised at the issue date using the treasury method for the purposes of computing earnings per share. The Company has no other potentially dilutive securities. All weighted average share and per share data presented are calculated in accordance with Statement of Financial

                            BRISTOL HOTELS & RESORTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE (continued)

         Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which calls for both basic and diluted weighted average share presentation.

         USE OF ESTIMATES

         The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.       FELCOR MERGER AND THE SPIN-OFF

         On July 27, 1998, BHC's hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts (the Company). The FelCor Merger was consummated following the Spin-off.

         In the Spin-off, BHC stockholders received one common share of the Company for every two of their BHC common shares. In the FelCor Merger, BHC stockholders received 0.685 FelCor common shares for each of their existing BHC common shares. As a result of these transactions, former BHC stockholders own all of the Company's equity and 44% of FelCor's outstanding common equity. The Spin-off was taxable to BHC and its stockholders, while the FelCor Merger was tax-free to FelCor and BHC stockholders.

         Each of the BHC hotels acquired by FelCor in the FelCor Merger are leased to and operated by the Company. The Company and FelCor are separately owned and managed, but are expected to work together in the acquisition and leasing of additional hotels.

         The assets spun off to the Company by the Predecessor, net of the cash used to repurchase the Bass shares, consisted of (in thousands):

            Cash.............................................   $      48,988
            Less - Cash used for Bass shares repurchase......         (25,814)
                                                                --------------
            Net cash to Company..............................          23,174
            Non-cash assets..................................          75,834
            Liabilities......................................         (68,894)
                                                                --------------

            Net assets received from Predecessor.............   $      30,114
                                                                =============

4.       FELCOR LEASES

         Of the 120 hotels operated by the Company, 105 are subject to long-term leases with FelCor. The principal terms of the FelCor leases are summarized below, although certain terms vary from hotel to hotel.

         TERM

         The leases are for initial terms of three to fifteen years, with renewal options on the same terms for a total of 15 years. If a lease has been extended to 15 years, the Company may renew the lease for an additional five years at then current market rates.

                            BRISTOL HOTELS & RESORTS

4.       FELCOR LEASES (CONTINUED)

         RENT

         The Company will pay rent equal to the greater of base rent or percentage rent. The percentage rent is based on specified percentages of various revenue streams. Those percentages will vary within the following ranges:

                  Room Revenues:                 0% to 10% up to a revenue
                                                 breakpoint amount specified
                                                 for each hotel, then 70% above
                                                 such breakpoint

                  Food and Beverage Revenues:    5% to 25%

                  Other Revenues:                Varying percentages depending
                                                 on the nature and source of
                                                 such revenues

         The base rent and the thresholds for computing percentage rent under the leases will be adjusted annually to reflect changes in the Consumer Price Index. While rental payments are made monthly, rent is calculated on a quarterly basis. Rent may be re-negotiated if there are material changes in the markets in which the Company operates. The room revenue percentages for 1999 have been amended to include a third breakpoint amount for each hotel, after which the lease payment amount would be 60% of room revenues after such third breakpoint.

         The Company paid $87.4 million to FelCor from July 28, 1998, through December 31, 1998. Of this amount, $54.8 million was base rent, and $32.6 million was percentage rent above the base amount.

         Future minimum (base) rental payments under the FelCor leases are as follows (in thousands):

              Year Ended December 31,
              -----------------------
                       1999...................................   $    154,206
                       2000...................................        154,206
                       2001...................................        154,206
                       2002...................................        153,843
                       2003...................................        153,843
                    Thereafter................................        726,559
                                                                 ------------
                                                                 $  1,496,863
                                                                 ============

         TERMINATION

         Upon the sale of a property to a third party, FelCor may terminate the lease. The Company would be entitled to damages upon any termination to which it did not consent consisting of a monthly payment equal to one-twelfth of 75% of the cash flow derived from the lease for the prior twelve months. The payment, for the majority of the assets, would be due for a period equal to the remainder of the lease term for the terminated lease. For five hotels acquired by FelCor which were available for sale at December 31, 1998, the termination payments are calculated at variable percentages during the lease term and will be paid over the remaining term of these five year leases, subject to certain restrictions. Four of these properties were sold by FelCor subsequent to year end.

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

5.       FELCOR NOTE RECEIVABLE

         Pursuant to the terms of the Spin-off Agreement, the Company's net worth was to be $30 million at the Spin-off. The difference between the net assets and liabilities transferred to the Company and the $30 million net worth requirement was due from FelCor. This amount, net of settlements between the Company and FelCor in the interim period, was $9.1 million, for which FelCor executed a promissory note to the Company. The note bears interest at a monthly LIBOR rate plus 150 basis points (7.14% as of December 31, 1998), and is due upon five days' notice from the Company. If FelCor were to fail to pay, the Company has the right to offset the amount due against rent payments due to FelCor. On February 1, 1999, the Company requested and received $5.0 million of this note amount.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                  Leasehold improvements................            $     818
                  Furniture, fixtures and equipment.....                6,830
                                                                    ---------
                                                                        7,648
                  Less accumulated depreciation.........               (1,759)
                                                                    ---------
                               Total....................            $   5,889
                                                                    =========

7.       LONG-TERM DEBT

         In connection with the Spin-off, the Company entered into a $40 million revolving credit facility (the "Credit Facility"), with Bankers Trust Company. The Credit Facility is secured by essentially all of the Company's assets, including the stock of its subsidiaries and their rights under the leases with FelCor. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 1.875% or a base rate plus 0.875% and will mature in July 1999, with two one-year extension options. The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes.

         A sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company's obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the achievement of liquid net worth requirements related to such leases. The Company will pay a fee of 1.875% annually on the maximum amount which may be drawn under each letter of credit issued. The letter of credit sub-limit under the Credit Facility has a one-year term without renewal options. As of December 31, 1998, a letter of credit for $15.9 million was outstanding to FelCor to secure the Company's obligations under the leases.

                            BRISTOL HOTELS & RESORTS

8.       INCOME TAXES

         Components of income tax expense from continuing operations for the period from July 28, 1998, through December 31, 1998, consists of the following (in thousands):


                  Federal:
                      Current................................ $          516
                      Deferred...............................            749
                  State:
                      Current................................            102
                      Deferred...............................            148
                  Canada:
                      Current................................            270
                      Deferred...............................             --
                                                              --------------

                                                              $        1,785
                                                              ==============

         The Company estimates that its effective tax rate for 1998 approximated 39.85%. The actual income tax expense for the period from July 28,1998, through December 31, 1998, is computed by applying the
         U. S.
         federal statutory income tax rate, adjusted as follows:

             Income tax expense at the U. S. federal statutory rate...  35.00%
             State income taxes, net of federal benefit and
                permanent differences.................................   3.55%
             Effect of higher Canadian tax rates......................   1.30%
                                                                        ------
                                                                        39.85%
                                                                        ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 are as follows (in thousands):

              Purchase accounting adjustments to management
                 contracts and depreciable assets..................  $    1,596
              Other................................................         263
                                                                     ----------
                      Gross deferred tax liabilities...............       1,859
                                                                     ----------

              Accrued reserves.....................................         483
                                                                     ----------
                      Gross deferred tax asset.....................         483
                                                                     ----------
                      Net deferred tax liability...................  $    1,376
                                                                     ==========

         The gross deferred tax liabilities relate principally to the temporary differences caused by the purchase accounting adjustments recorded as a result of the combination of Harvey Hotel Company, Ltd. and its affiliated businesses and United Inns, Inc. (the predecessors to BHC) and BHC's acquisition of hotels, management contracts and other interests from Holiday Corporation (the "Holiday Inn Acquisition"). For financial reporting purposes, the transactions were recorded under the principles of purchase accounting and, accordingly, the basis of the assets have been adjusted to fair market value. For tax reporting purposes, the transactions resulted in the bases of the assets and liabilities being carried forward at their adjusted bases with some adjustment for certain gains recognized on the transactions discussed above. This differing treatment has created book bases in excess of tax bases and, accordingly, the related deferred tax liabilities associated with these differences have been recorded. As the Company depreciates and amortizes the bases of its assets for book and tax purposes, it will record an expense for depreciation and amortization in excess of that claimed for tax purposes. The reversal of these temporary differences will result in the Company recording a credit to deferred tax expense for the tax effect of these differences.

                            BRISTOL HOTELS & RESORTS

9.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following (in thousands):


               Accounts payable  ..................................    $  5,952
               Accrued payroll, payroll taxes and benefits.........      20,425
               Accrued rent........................................       8,498
               Accrued utility costs...............................       3,395
               Accrued franchise fees..............................       1,957
               Accrued hotel operating expenses....................       4,547
               Other...............................................       3,712
                                                                       --------

                                                                       $ 48,486
                                                                       ========

10.      STOCKHOLDERS' EQUITY

         NON-EMPLOYEE DIRECTOR OPTIONS

         The Company instituted the Non-Employee Directors Stock Option Plan (the "Plan") on July 27, 1998, and assumed the Predecessor's Amended Stock Option Plan for Non-Employee Directors. Only directors who are
         (i) not employees of the Company; or (ii) do not beneficially own, or are an employee of an entity which beneficially owns 9% or more of the outstanding common shares of the Company, are eligible under the Plan (an "Eligible Director"). On the later of the date upon which an Eligible Director became a director or the effective date of the Plan, each receives an initial option to purchase 25,000 shares of Common Stock at an exercise price equal to the market value on the date of grant. The initial option becomes exercisable 34% at the first next annual stockholders' meeting at which the individual remains a director, and 33% at each of the next two consecutive annual stockholders' meetings which the individual remains a director. Thereafter, the Directors' Plan Committee may, but is not obligated to, annually grant each Eligible Director an option to purchase up to 25,000 shares of Common Stock which becomes exercisable as determined by the Directors' Plan Committee. As of December 31, 1998, a total of 101,250 options had been granted to the three Eligible Directors on the board, including those issued under the Predecessor's plan, 23,775 of which are currently exercisable.

         The Company, on behalf of its Non-Employee Directors, filed an amendment to the Form 3's filed on August 5, 1998 reflecting the granting of stock options pursuant to the Non-Employee Directors Stock Option Plan.

         EMPLOYEE OPTIONS

         Under the Company's 1998 Equity Incentive Plan and the Predecessor's Amended and Restated 1995 Equity Incentive Plan, which was assumed by the Company, the Company may award options to purchase the Company's stock to eligible officers and employees. Employee stock options may be granted to officers and employees with an exercise price generally not less than the fair market value of the common stock at the date of grant. Options expire at 10 years from date of grant. Options issued prior to December 31, 1995, have cliff vesting from 1998 - 2000 and options issued on or after January 1, 1996, vest ratably over a four- or five-year period from the date of the grant. There were 609,258 employee options outstanding at December 31, 1998, including those issued under the Predecessor's plan, of which 117,769 were exercisable.

                            BRISTOL HOTELS & RESORTS

10.      STOCKHOLDERS' EQUITY (CONTINUED)

         TREASURY STOCK

         Immediately after the Spin-off, the Company purchased 5.3 million shares of its stock held by affiliates of Bass, in order to assure FelCor's compliance with certain REIT ownership requirements. The purchase price for these shares was $25.8 million ($4.86 per share), and was funded from cash contributed by BHC to the Company for this purpose. The repurchased shares are classified as treasury shares on the Company's balance sheet.

         STOCK PURCHASE PLAN

         In order to encourage broader ownership of the Company by providing a means for eligible employees and directors of the Company to acquire shares of Company stock, the Company formed the 1998 Bristol Hotels & Resorts Stock Purchase Plan. On July 28, 1998, eligible employees and directors purchased 241,158 shares of the Company's stock at $6.38 per share. The shares were issued from treasury stock.

         SFAS 123 DISCLOSURE

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

         However, had compensation cost for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

                      Net income            As reported              $ 2,645
                                            Pro forma                  2,623
                      Basic EPS             As reported                 0.27
                                            Pro forma                   0.27
                      Diluted EPS           As reported                 0.27
                                            Pro forma                   0.27

                            BRISTOL HOTELS & RESORTS

10.      STOCKHOLDERS' EQUITY (CONTINUED)

         A summary of the status of the Company's stock option plan at December 31, 1998, and changes during the period July 28,1998, through December 31, 1998, is presented in the table and narrative below:

                                                             WEIGHTED AVERAGE
                                                      SHARES  EXERCISE PRICE
                                                      ------  --------------
          Outstanding at July 28,1998 ............    927,820    $   4.41
          Options granted ........................     75,000        6.88
          Options exercised ......................   (227,055)       2.53
          Options expired ........................    (65,257)       4.71
                                                     --------    --------
          Options outstanding at
             December 31,1998 ....................    710,508    $   5.24
                                                     ========    ========
          Options exercisable at
             December 31,1998 ....................    141,544    $   5.85
                                                     ========    ========
          Weighted average fair value
             of options granted at date of issue                 $   2.40
                                                                 ========

         The 710,508 options outstanding at December 31, 1998, have exercise prices between $2.51 and $8.50 with a weighted average exercise price of $5.24 and a weighted average remaining contractual life of 7.2 years. At December 31, 1998, 141,544 of these options (with a weighted average exercise price of $5.85) are exercisable.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grant in 1998: risk-free interest rate of 5.49%; no expected dividend yields; expected lives of
         7.2 years; expected volatility of 33.75%.

11.      EARNINGS PER SHARE

         The Company computes net income per share in accordance with SFAS 128. Under SFAS 128, net income per share ("basic EPS") is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company calculates net income per share, assuming dilution ("diluted EPS"), assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of basic EPS to diluted EPS:


                                                                                                 PER SHARE
                                                                 NET INCOME        SHARES         AMOUNT
                                                               --------------      ------         ------
                                                              ($ IN THOUSANDS)
          Inception through December 31, 1998:
            Net income per share............................     $    2,645       9,787,535      $  0.27
            Effect of options...............................             --         164,020           --
                                                                 ----------    ------------      -------
            Net income per share, assuming dilution.........     $    2,645       9,951,555      $  0.27
                                                                 ==========    ============      =======

                            BRISTOL HOTELS & RESORTS

12.      OPERATING LEASES

         The Company leases certain hotel space to third-party vendors. Future minimum rentals to be received under non-cancelable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):


               Year Ended December 31,
               -----------------------
                        1999..................................       $  2,166
                        2000..................................          1,549
                        2001..................................          1,316
                        2002..................................          1,110
                        2003..................................            891
                     Thereafter...............................          3,377
                                                                     --------
                                                                     $ 10,409
                                                                     ========

13.      MANAGEMENT CONTRACTS

         The Company retained the management of 16 hotels at Spin-off. The basis in these contracts at July 28, 1998, was $2.1 million and is being amortized on a straight-line basis over the remaining lives of the agreements. The amortization of the purchase price recorded from July 28, 1998, through December 31, 1998, was $99,000. Management fee income was $2.4 million in the period from July 28, 1998, through December 31, 1998. These management contracts may contain provisions which allow the third-party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Company cannot guarantee that it will continue to manage these properties to the contract expiration date. The Company will cease to manage the Holiday Inn - Hollywood on March 31, 1999. The owner of five properties currently managed by the Company has notified the Company of its intent to sell these properties, and the Company believes its management of these hotels could terminate upon sale.

14.      BENEFITS

         Health (including fully insured term life and accidental death and dismemberment), dental and disability coverage is provided to the Company's employees through the Welfare Benefit Trust (the "Trust"). The Company maintains varying levels of stop-loss and umbrella insurance policies to limit the Company's per occurrence and aggregate liability in any given year. Actual claims and premiums on stop-loss insurance, medical and disability policies are paid from the Trust. The Trust is funded through a combination of employer and employee contributions. The Trust also pays work-related injury claims, which are funded by the employer for its employees in Texas. All employees have been eligible for participation in the benefits provided through the Trust. The Company provided $4.9 million related to these benefits for the period from Inception through December 31, 1998.

         The Company offers a Profit Sharing Plan and Trust ("401(k) Plan") to certain employees. The 401(k) Plan is designed to be a qualified trust under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the 401(k) Plan; however, only the first 6% of pretax income is subject to matching by the Company. The Company automatically makes matching contributions of 50% of the employees' matchable contributions and may elect to make matching contributions of up to an additional 50% of the employees' matchable contributions subject to certain performance measures of the Company. The Company provided for automatic matching contributions for the period from Inception through December 31, 1998, totaling $1.0 million. The Company determined that it did not meet the performance criteria necessary to make the discretionary 50% match contribution.

                            BRISTOL HOTELS & RESORTS

14.      BENEFITS (CONTINUED)

         Therefore, the Company accrued no amounts during the period from Inception to December 31, 1998, and reversed all amounts accrued by the Predecessor for the period from January 1, 1998, through July 27, 1998, resulting in a reversal of expense of $963,000 during the period.

15.      COMMITMENTS AND CONTINGENCIES

         Substantially all of the Company's hotel properties are operated pursuant to franchise or license agreements ("Franchise Agreements"), primarily with Holiday Inn Franchising, Inc. or its affiliates. The Company also operates hotels under franchise agreements with Marriott International, Inc., Promus Hotels, Inc., Hilton Inns, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Ramada Franchise Systems, Inc. and Days Inns of America, Inc. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues. The Franchise Agreements have various durations through the year 2018, and generally may not be terminated without the payment of substantial fees. Franchise marketing and royalty fees of $12.5 million were paid during the period from Inception through December 31, 1998.

         The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels, which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements, which would be paid by the property owner.

         The Company is currently involved in certain guest and customer claims, employee wage claims and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a materially adverse effect on the Company's financial position or results of operations.

16.      RELATED PARTY TRANSACTIONS

         The Company and Bass entered into a hotel properties agreement (the "Hotel Properties Agreement"). The Hotel Properties Agreement requires that the Company must enter into standard franchise agreements for hotels having an specified aggregate number of rooms by the following dates: 3,000 rooms by April 1, 2001; 5,200 rooms by April 1, 2002; and a total of 8,700 new Holiday Inn branded rooms by April 1, 2003. If the Company fails to meet these thresholds by the required dates, the Company could pay a monthly fee equal to $73.50 per room below the threshold amount, until the Company meets the applicable threshold or until March 31, 2006. Additionally, the Company has a right of first refusal on any entity or other interest meeting certain criteria that Bass wishes to acquire or develop, subject to certain limitations. The above provisions of the Hotel Properties Agreement will expire the earlier of (i) the date that Bass terminates its obligation upon six months notice at any time after October 28, 1998, or (ii) the date that Bass no longer holds a controlling interest in the franchisor of the Holiday Inn brands.

                            BRISTOL HOTELS & RESORTS

16.      RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company has agreed to enter into Franchise Agreements with Bass pursuant to which certain properties will be rebranded to Holiday Inn brands, subject to normal franchising procedures. Franchise fees for these rebranded hotels will equal 1% in 1998, 3% in 1999 and 5% in 2000. Amounts paid to Bass pursuant to Franchise Agreements and related marketing, advertising and reservation services were $18.0 million, including $11.2 million for franchise royalty and marketing fees and $2.3 million of frequent guest program fees for the period from Inception through December 31, 1998.

17.      FAIR VALUE

         The Company has estimated the fair value of its financial instruments at December 31, 1998, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of the fair values.

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The unaudited consolidated quarterly results of operations for the Company are as follows (in thousands, except per share amounts):

                                                             Inception -       Third          Fourth
                                                            June 30, 1998     Quarter         Quarter
                                                            -------------     -------         --------
               Revenues.................................      $      132    $   121,126    $   173,660
               Operating income (loss)..................             (59)         2,041          1,759
               Net income (loss) .......................             (59)         1,176          1,528
               Earnings per common share:
                   Net income:
                      Basic.............................             n/a    $      0.09    $      0.09
                      Diluted...........................             n/a    $      0.09    $      0.09
               Weighted average number of common
                   and common equivalent shares:
                      Basic.............................             n/a         12,753         17,778
                      Diluted...........................             n/a         12,921         17,909

         Earnings per share and weighted average shares for the period from Inception through June 30, 1998 are not presented. Prior to the Spin-off, the Company was a wholly owned subsidiary of the Predecessor.

         Earnings per common share amounts and weighted average number of common and common equivalent shares have been calculated in accordance with SFAS 128. The sum of the earnings per common share for the quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      JANUARY 1, 1998      YEAR ENDED        YEAR ENDED
                                                      TO JULY 27, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                                                      ----------------  -----------------  -----------------
REVENUE:
    Rooms .............................................   $ 308,638        $ 377,380         $  149,794
    Food and beverage .................................      68,999           92,596             44,344
    Management fees ...................................       3,538            4,948              2,513
    Other .............................................      22,835           29,594             15,189
                                                          ---------        ---------          ---------
               Total revenue ..........................     404,010          504,518            211,840
                                                          ---------        ---------          ---------

OPERATING COSTS AND EXPENSES:
    Departmental expenses:
        Rooms .........................................      89,721          105,063             37,706
        Food and beverage .............................      54,751           69,766             31,282
        Other .........................................       5,424            9,326              4,528
    Undistributed operating expenses:
        Administrative and general ....................      41,517           44,255             18,266
        Marketing .....................................      29,169           34,439             15,555
        Property operating costs ......................      35,306           44,303             17,499
        Property taxes, rent and insurance ............      30,601           35,330             10,903
        Depreciation and amortization .................      34,300           39,690             18,377
        Corporate expense .............................      27,676           24,450             10,958
                                                          ---------        ---------          ---------
Operating income ......................................      55,545           97,896             46,766
                                                          ---------        ---------          ---------

Other (income) expense:
    Interest expense ..................................      30,892           44,591             18,616
    Equity in income of joint ventures ................        (783)          (1,916)              --
                                                          ---------        ---------          ---------

Income before income taxes and extraordinary items ....      25,436           55,221             28,150

Income taxes ..........................................      10,175           22,007             10,401
                                                          ---------        ---------           --------
Income before extraordinary items .....................      15,261           33,214             17,749

Extraordinary loss on early extinguishment
    of debt, net of tax ...............................     (25,689)         (12,741)              --
                                                          ---------        ---------          ---------

Net income (loss) .....................................   $ (10,428)       $  20,473          $  17,749
                                                          =========        =========          =========

Earnings (loss) per common and common equivalent share:
    Income before extraordinary item:
        Basic .........................................   $    0.34        $    0.89          $    0.71
        Diluted .......................................   $    0.34        $    0.87          $    0.70
    Net income (loss):
        Basic .........................................   $   (0.23)       $    0.55          $    0.71
        Diluted .......................................   $   (0.23)       $    0.53          $    0.70
Weighted average number of common and common
  equivalent shares outstanding:
    Basic .............................................      44,380           37,359             24,849
    Diluted ...........................................      45,194           38,332             25,526


  The accompanying notes are an integral part of these consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                                December 31,
                                   ASSETS                                          1997
                                                                                ------------


Current assets
    Cash and cash equivalents .................................................   $   86,167
    Accounts receivable (net of allowance of $2,259) ..........................       31,305
    Inventory .................................................................        8,286
    Deposits ..................................................................        7,569
    Other current assets ......................................................        1,729
                                                                                  ----------
               Total current assets ...........................................      135,056
                                                                                  ----------

Property and equipment (net of accumulated depreciation of $76,172) ...........    1,439,167

Other assets
    Restricted cash ...........................................................        9,283
    Investments in joint ventures (net of accumulated amortization of $308) ...       12,396
    Goodwill (net of accumulated amortization of $891) ........................       52,773
    Deferred charges and other non-current assets (net of
        accumulated amortization of $1,965) ...................................       17,963
                                                                                  ----------

               Total assets ...................................................   $1,666,638
                                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt .........................................   $    8,455
    Accounts payable and accrued expenses .....................................       27,366
    Accrued construction costs ................................................        1,330
    Accrued property, sales and use taxes .....................................       15,911
    Accrued insurance reserves ................................................        9,530
    Advance deposits ..........................................................        1,156
                                                                                  ----------
               Total current liabilities ......................................       63,748
                                                                                  ----------

Long-term debt, excluding current portion .....................................      708,864
Deferred income taxes .........................................................      242,530
Other liabilities .............................................................        2,702
                                                                                  ----------

               Total liabilities ..............................................    1,017,844
                                                                                  ----------

Common stock ($.01 par value; 150,000,000 shares authorized,
   45,734,472 shares issued and 43,641,401 shares outstanding) ................          436
Additional paid-in capital ....................................................      606,935
Other accumulated comprehensive income ........................................          286
Retained earnings .............................................................       41,137
                                                                                  ----------

               Total stockholders' equity .....................................      648,794
                                                                                  ----------

               Total liabilities and stockholders' equity .....................   $1,666,638
                                                                                  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  JANUARY 1, 1998      YEAR ENDED          YEAR ENDED
                                                                  TO JULY 27, 1998  DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                  ----------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..............................................  $   (10,428)     $    20,473         $   17,749
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
        Depreciation and amortization..............................       34,300           39,690             18,377
        Amortization of deferred financing fees....................        1,609            2,749              2,062
        Equity in earnings of joint ventures.......................          616           (1,399)                --
        Compensation expense recognized for
           employee stock options..................................          130              410                216
        Unrealized gain on marketable securities...................                            --               (378)
        Non-cash portion of extraordinary item, net of tax.........        5,095           11,009                 --
        Non-cash portion of foreign currency translation...........        1,276               --                 --
    Changes in assets and liabilities:
        Changes in working capital.................................        5,791            1,645               (684)
        Decrease (increase) in restricted cash.....................        1,263           (6,214)            (2,449)
        Distributions from joint ventures..........................           90              650                 --
        Increase (decrease) in other liabilities...................         (785)             217               (460)
        Deferred tax provision.....................................        1,143            5,805              6,171
                                                                     -----------      -----------         ----------
           Net cash provided by operating activities...............       40,100           75,035             40,604
                                                                     -----------      -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment.........................     (102,283)         (54,071)           (93,936)
    Purchases of property and equipment, net
       of associated debt..........................................       (9,000)         (86,977)            (6,300)
    Sales of property and equipment................................        4,750               --                 --
    Holiday Inn Acquisition, net of costs..........................           --         (400,159)                --
    Omaha Acquisition, net of assumed debt.........................      (20,043)              --                 --
    HI-Thomas Circle Settlement....................................        4,100               --                 --
    Sales of marketable securities.................................           --               --                726
                                                                     -----------      -----------         ----------
           Net cash used in investing activities...................     (122,476)        (541,207)           (99,510)
                                                                     -----------      -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Nomura Credit Facility...........................           --          600,000                 --
    Proceeds from New Credit Facility..............................           --          560,000                 --
    Repayment of New Credit Facility...............................           --         (560,000)                --
    Paydown of Senior Notes........................................      (30,000)         (40,000)                --
    Proceeds from Offering, net of costs...........................           --          107,852                 --
    Early extinguishment of long-term debt.........................           --         (133,540)                --
    Repayment of debt assumed in Omaha Acquisition.................      (25,329)              --                 --
    Borrowings under FelCor Facility...............................      120,000               --                 --
    Proceeds from BT Loan..........................................      490,000               --                 --
    Repayment of Nomura Credit Facility............................     (455,000)              --                 --
    Proceeds from exercise of employee stock options...............        1,633               --                 --
    Principal payments and extinguishment of long-term debt........      (13,508)          (7,058)            (4,826)
    Proceeds from issuance of long-term debt.......................           --           43,410             66,976
    Payment of offering costs......................................           --               --             (1,342)
    Increase in deferred charges and other non-current assets......       (4,021)         (22,991)            (5,142)
                                                                     -----------      -----------         ----------

           Net cash provided by financing activities...............       83,775          547,673             55,666
                                                                     -----------      -----------         ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                             (DOLLARS IN THOUSANDS)


                                                                  JANUARY 1, 1998      YEAR ENDED          YEAR ENDED
                                                                  TO JULY 27, 1998  DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                  ----------------  -----------------   -----------------
Net increase (decrease) in cash and cash equivalents...............  $     1,399      $    81,501         $   (3,240)

Cash and cash equivalents at beginning of period...................       86,167            4,666              7,906
                                                                     -----------      -----------         ----------

Cash and cash equivalents at end of period.........................  $    87,566      $    86,167         $    4,666
                                                                     ===========      ===========         ==========

Supplemental cash flow information:
    Interest paid..................................................  $    28,955      $    39,706         $   17,696
                                                                     ===========      ===========         ==========
    Income taxes paid..............................................  $     6,524      $    10,942         $    3,543
                                                                     ===========      ===========         ==========

Non-cash investing and financing activities:
    Debt assumed to acquire property and equipment.................  $    15,125      $    21,813         $       --
                                                                     ===========      ===========         ==========
    Sale of non-hotel properties for assumption of liabilities.....  $        --      $        --         $       --
                                                                     ===========      ===========         ==========
    Purchase of minority interest for common stock.................  $        --      $        --         $       --
                                                                     ===========      ===========         ==========

Common stock issued in Holiday Inn Acquisition.....................  $        --      $   267,967         $       --
                                                                     ===========      ===========         ==========
Common stock issued in Omaha Acquisition...........................  $    40,000      $        --         $       --
                                                                     ===========      ===========         ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                              OTHER
                                                COMMON STOCK       ADDITIONAL  UNREALIZED   ACCUMULATED
                                            ---------------------    PAID-IN   GAIN (LOSS) COMPREHENSIVE  RETAINED
                                             SHARES       AMOUNT     CAPITAL  ON SECURITIES   INCOME      EARNINGS     TOTAL
                                            --------     --------  ---------- ------------- ------------ ----------    -----
Balance at December 31, 1995............   16,565,840  $      166   $ 232,633  $       262  $        --  $   3,061    $ 236,122
   Reclass securities to trading........           --          --          --         (262)          --         --         (262)
   Employee stock options...............           --          --         216           --           --         --          216
   Adjustment to offering costs for
      1995 common stock issuance........           --          --      (1,668)          --           --         --       (1,668)
   Net income...........................           --          --          --           --           --     17,749       17,749
                                          -----------  ----------   ---------  -----------  -----------  ---------  -----------

Balance at December 31, 1996............   16,565,840         166     231,181           --           --     20,810      252,157
   Employee stock options...............           --          --         296           --           --         --          296
   Exercise of employee stock options...        6,619          --         114           --           --         --          114
   Issuance of stock in Holiday Inn
      Acquisition.......................    9,361,308          93     267,874           --           --         --      267,967
   Issuance of common stock, net of costs   3,162,500          31     107,470           --           --         --      107,501
   Stock split..........................   14,545,134         146          --           --           --       (146)         --
   Foreign currency translation
      adjustment........................           --          --          --           --          286         --          286
   Net income...........................           --          --          --           --           --     20,473       20,473
                                          -----------  ----------   ---------  -----------  -----------  ---------  -----------

Balance at December 31, 1997............   43,641,401         436     606,935           --          286     41,137      648,794
   Employee stock options...............           --          --         130           --           --         --          130
   Exercise of employee stock options         165,000           2       1,631           --           --         --        1,633
   Issuance of stock in Omaha
      Acquisition.......................    1,428,571          14      39,986           --           --         --       40,000
   Foreign currency translation
      adjustment........................           --          --          --           --        1,276         --        1,276
   Net loss.............................           --          --          --           --           --    (10,428)     (10,428)
                                          -----------  ----------   ---------  -----------  -----------  ---------- ------------

Balance at July 27, 1998................   45,234,972  $      452   $ 648,682  $        --  $     1,562  $  30,709  $   681,405
                                          ===========  ==========   =========  ===========  ===========  =========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                     JANUARY 1, 1998       YEAR ENDED       YEAR ENDED
                                                     TO JULY 27, 1998  DECEMBER 31, 1997 DECEMBER 31, 1996
                                                     ----------------  ----------------- -----------------
Net income (loss).....................................   $   (10,428)    $     20,473     $      17,749

Other items of comprehensive earnings:
    Cumulative foreign currency translation
        adjustments...................................         1,276              286                --
                                                         -----------     ------------      ------------

Comprehensive income (loss)...........................   $    (9,152)    $     20,759      $     17,749
                                                         ===========     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Bristol Hotel Company (the "BHC" or "Predecessor") is a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries. As of July 27, 1998, BHC owned 107 hotels and managed 16 additional hotels, one of which was owned by joint ventures in which BHC owned a 50% interest. The properties, which contain approximately 32,700 rooms, are located in 27 states, the District of Columbia and Canada. BHC acquired the ownership and/or management of 60 of these properties on April 28, 1997 (the "Holiday Inn Acquisition").

         On July 27, 1998, BHC's hotel operating business was spun off (the "Spin-off") as a separate publicly traded company, Bristol Hotels & Resorts ("BH&R"). Prior to the Spin-off, BH&R was a wholly owned subsidiary of the Company. Following the Spin-off, BHC merged (the "FelCor Merger") with FelCor Lodging Trust Incorporated ("FelCor").

         The accompanying consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive income (loss) for the period from January 1, 1998, through July 27, 1998, are presented as if the FelCor Merger and the Spin-off had not occurred. Therefore, the effect of the gain on the Spin-off is not reflected in these financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of BHC and its subsidiaries up to the date of the FelCor Merger. The results of operations of the hotels acquired during the period are included in the Predecessor's financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include unrestricted cash in banks and cash on hand. Liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         ACCOUNTS RECEIVABLE

         Accounts receivable in the balance sheet are net of estimated uncollectible amounts of $2,259,000 at December 31, 1997.

         INVENTORY

         Inventory, consisting primarily of food and beverage products as well as consumable supplies, is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

         DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

         Deferred charges and other non-current assets consist primarily of financing costs which are amortized over the life of the related loan. The amounts reported in the balance sheet at December 31, 1997, are net of accumulated amortization of $1,965,000.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         The Predecessor records acquisitions on the basis of an allocation of the purchase price based on the fair market value of the assets acquired at the date of acquisition. Subsequent additions and improvements are capitalized at their cost, including interest costs associated with the renovation of certain hotels. Interest capitalized during the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, was $6.4 million and $1.6 million, respectively.

         The cost of normal repairs and maintenance that does not significantly extend the life of the property and equipment is expensed as incurred. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, as follows:

                Buildings                                    35-40 years
                Furniture, fixtures and equipment            3-15 years
                Automobiles and trucks                          5 years
                Leasehold improvements               Lease term or useful life,
                                                          whichever is less

         Depreciation and amortization expense recorded for the period ended July 27, 1998 and the years ended December 31, 1997 and 1996 was $34.3 million, $39.7 million, and $18.4 million, respectively.

         RESTRICTED CASH

         Restricted cash consists of (i) funds placed in reserve for the replacement of furniture, fixtures and equipment, and (ii) tax and insurance reserves. The Predecessor is required to deposit monthly with various lenders amounts of three to four percent of hotel revenues for replacement reserves plus the tax and insurance escrow, and as tax and insurance payments are made and improvements are completed, the Predecessor is reimbursed from the reserves.

         ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Predecessor adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Due to the Company's Canadian operations, it engaged in transactions involving foreign currency resulting in translation adjustments of approximately $1.6 million and $286,000 for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, respectively, which resulted in a comprehensive loss of $9.2 million for the period January 1, 1998, through July 27, 1998, and comprehensive income of $20.8 million for the year ended December 31, 1997.

         FOREIGN CURRENCY TRANSACTIONS

         The Predecessor operates six hotels in Canada for which results of operations are maintained in Canadian dollars and translated using average exchange rates during the period. Currency transaction gains and losses are included in net income and were a gain of $265,000 and a loss of $303,000 for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, respectively. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Cumulative currency translation gains included in stockholders' equity at July 27, 1998, and December 31, 1997, were $1.6 million and $286,000, respectively.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         INCOME TAXES

         The Predecessor accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

         EARNINGS PER SHARE

         Earnings per share ("EPS") is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. All weighted average share and per share data presented are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which calls for both basic and diluted weighted average share presentation. Weighted average shares is calculated using the treasury stock method, giving effect to the common equivalent shares outstanding as of July 27, 1998, and December 31, 1997 and 1996. The common equivalent shares include officer and director stock options which have been deemed exercised at the issue date using the treasury method for the purposes of computing earnings per share. The Predecessor has no other potentially dilutive securities.

         The following table reconciles the computation of basic EPS to diluted
         EPS:

                                                                                                        PER SHARE
                                                                        NET INCOME     SHARES             AMOUNT
                                                                     ---------------   ------             -------
                                                                     ($ in thousands)
              For the period January 1, 1998, through
               July 27, 1998:

                  Income before extraordinary item per share.........  $   15,261        44,379,739    $    0.34
                  Effect of options..................................      -                814,744
                                                                       ----------    --------------
                  Income before extraordinary item per
                     share, assuming dilution........................  $   15,261        45,194,483    $    0.34
                                                                       ==========    ==============

                  Net loss per share.................................  $  (10,428)       44,379,739    $   (0.23)
                  Effect of options..................................      -                814,744
                                                                       ----------    --------------
                  Net loss per share, assuming dilution..............  $  (10,428)       45,194,483    $   (0.23)
                                                                       ===========   ==============

              For the year ended December 31, 1997:
                  Income before extraordinary item
                     per share....................................     $   33,214        37,359,364    $    0.89
                  Effect of options...............................         -                972,938
                                                                       ----------    --------------
                  Income before extraordinary item per
                     share, assuming dilution.....................     $   33,214        38,332,302    $    0.87
                                                                       ==========    ==============

                  Net income per share............................     $   20,473        37,359,364    $    0.55
                  Effect of options...............................         -                972,938
                                                                       ----------    --------------
                  Net income per share, assuming dilution.........     $   20,473        38,332,302    $    0.53
                                                                       ==========    ==============

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE (continued)

                                                                                                        PER SHARE
                                                                        NET INCOME     SHARES             AMOUNT
                                                                     ---------------   ------             -------
                                                                     ($ in thousands)
              For the year ended December 31, 1996:
                  Income before extraordinary item
                     per share....................................     $   17,749        24,848,760    $    0.71
                  Effect of options...............................         -                677,653
                                                                       ----------    --------------
                  Income before extraordinary item per
                     share, assuming dilution.....................     $   17,749        25,526,413    $    0.70
                                                                       ==========    ==============

                  Net income per share............................     $   17,749        24,848,760    $    0.71
                  Effect of options...............................         -                677,653
                                                                       ----------    --------------
                  Net income per share, assuming dilution.........     $   17,749        25,526,413    $    0.70
                                                                       ==========    ==============

         Earnings per share have been retroactively adjusted for the effect of stock splits.

         USE OF ESTIMATES

         The Predecessor has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         Certain financial statement items from the prior years for the Predecessor have been reclassified to conform to the current presentation.

3.       FELCOR MERGER AND THE SPIN-OFF

         On July 27, 1998, the Predecessor's hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts. The FelCor Merger was consummated following the Spin-off.

         In the Spin-off, the Predecessor's stockholders received one common share of BH&R stock for every two of their shares in the Predecessor. In the FelCor Merger, the Predecessor's stockholders received 0.685 FelCor common shares for each of their existing shares in the Predecessor. As a result of these transactions, former stockholders of the Predecessor own all of BH&R's equity and 44% of FelCor's outstanding common equity. The Spin-off was taxable to the Predecessor and its stockholders, while the FelCor Merger was tax-free to FelCor and Predecessor's stockholders.

         After the FelCor Merger, all of Predecessor's hotels acquired by FelCor are leased to and operated by BH&R.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

3.       FELCOR MERGER AND THE SPIN-OFF (CONTINUED)

         The assets spun off to BH&R by the Predecessor subsequent to July 27, 1998 consisted of (in thousands):

                  Cash........................................   $      48,988
                  Non-cash assets.............................          75,834
                  Liabilities.................................         (94,708)
                                                                 --------------

                  Net assets to BH&R..........................   $      30,114
                                                                 =============

4.       ACQUISITIONS

         Holiday Inn Acquisition
         On April 28, 1997, the Predecessor acquired the ownership of 45 full-service Holiday Inns and the management of an additional 15 Holiday Inn properties, three of which were owned by joint ventures in which the Predecessor acquired a 50% interest (the owned hotels, management contracts and joint venture interests, collectively referred to as the "Holiday Inn Assets"). As consideration for the Holiday Inn Acquisition, the Predecessor paid $398 million in cash and issued 9,361,308 shares (pre-Stock Split) of its common stock. The acquisition was accounted for as a purchase and the results of operations of the Holiday Inn Assets have been included in the consolidated financial statements since April 28, 1997. The purchase price, including liabilities assumed in the acquisition (principally deferred tax liabilities) was allocated to the assets acquired, based upon their fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill and is being amortized over 40 years.

         Omaha Acquisition

         On April 30, 1998, the Predecessor acquired 20 Midwestern hotels (the "Omaha Acquisition"). The total consideration for these assets was $40.4 million of assumed debt (of which $25.3 million was paid off at closing), $20 million in cash and 1.43 million shares of the Predecessor's common stock. The portfolio consists of nine full-service Holiday Inns; five Holiday Inn Express hotels; five Hampton Inns and one Homewood Suites, with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; central Kansas and Midland/Odessa, Texas. The pro forma impact of this acquisition is not material to the Predecessor's financial statements. BHC funded the cash portion of the purchase price with borrowings under the FelCor Facility (as defined in Note 6).

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

4.       ACQUISITIONS (CONTINUED)

         Single-Asset Acquisitions

         Owned Hotels

         The Predecessor completed the following single-asset acquisitions:

           Date                                              Number         Purchase                Debt
           Acquired              Location                   of Rooms          Price                Assumed
           --------              --------                   --------        --------               -------
           April 1998            Leominster, MA                187      $    9.0 million       $          --
           December 1997         San Jose, CA                  305      $   4.25 million (1)   $          --
           December 1997         Philadelphia, PA              364      $  25.50 million       $  13.4 million
           October 1997          St. Louis, MO                 318      $  18.00 million       $   8.4 million
           January 1997          Chicago, IL                   444      $  35.00 million       $          --
           May 1996              Plano, TX                     161      $   6.30 million       $          --

           (1) The Holiday Inn - San Jose North was previously owned by a joint venture in which the Predecessor owned a 50% interest. The Predecessor purchased the remaining 50% interest in the venture for $4.25 million and, concurrent with the acquisition, repaid all outstanding debt associated with the property of $25.7 million.

         Management Contracts and Leased Hotels

         The Predecessor began operating the following hotels during 1998:

                                                                    Number          Managed/
                    Date                    Location               of Rooms          Leased
                    ----                    --------               --------         -------
                  May 1998              Secaucus, NJ                  301            Managed
                  May 1998              Las Vegas, NV                 128            Leased

5.       PROPERTY AND EQUIPMENT

         The Predecessor's properties are predominantly full-service hotels that operate in the upscale and midprice with food and beverage segments of the lodging industry under franchise agreements primarily with Holiday Inn. The Predecessor maintained a geographically diverse portfolio of hotels to offset the effects of regional economic cycles. As of July 27, 1998, the Predecessor operated properties in 27 states, the District of Columbia and Canada, including 13 hotels in California, 11 in Georgia, 30 in Texas, six in Florida, and six in Canada.

         On June 9, 1998, the Predecessor sold the Holiday Inn - Winter Park for $4.75 million cash.

         As a result of the FelCor Merger, all of the Predecessor's hotels were owned by FelCor subsequent to July 27, 1998.

6.       LONG-TERM DEBT

         The Predecessor obtained the financing for the Holiday Inn Acquisition in 1997 under a senior term facility which provided for up to $560 million aggregate amount of term loan borrowings (the "New Credit Facility"). The New Credit Facility was utilized to repay existing debt of approximately $134

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

6.       LONG-TERM DEBT (CONTINUED)

         million and to fund the cash portion of the Holiday Inn Acquisition and related closing costs. The Predecessor repaid $108 million of borrowings from the New Credit Facility in May 1997 with proceeds from the Offering (as defined in Note 9). The Predecessor recognized an extraordinary loss of $2.2 million ($1.3 million, net of tax) related to the early extinguishment of debt with proceeds from the New Credit Facility. The Predecessor incurred $479,000 of prepayment penalties and wrote off $1.7 million in deferred financing costs.

         On October 28, 1997, the Predecessor completed the refinancing of the existing $560 million New Credit Facility. The new financing (the "Nomura Credit Facility") has two tranches: (a) $145 million at a fixed interest rate of 7.458%, a term of 10 years, and secured by 15 hotel properties; and, (b) $455 million at a fixed interest rate of 7.66%, a term of 12 years, and secured by 62 hotel properties. The Predecessor recognized an extraordinary loss of $14.0 million ($8.4 million, net of tax) related to the early extinguishment of the New Credit Facility. The loss on extinguishment reflects the write-off of deferred financing fees related to the New Credit Facility.

         The Predecessor prepaid $40 million of its 11.22% Senior Secured Notes (the "Senior Notes") in December 1997. In conjunction with the prepayment, the Predecessor amended the Senior Note indenture to allow for a more flexible prepayment schedule. The Predecessor recognized an extraordinary loss of $5.0 million ($3.0 million, net of tax). The extraordinary loss reflects the $2.4 million in prepayment penalties paid by the Company for the Senior Notes, as well as the write-off of approximately $2.6 million of deferred financing fees and discount on the Senior Notes.

         On April 21, 1998, the Predecessor entered into an interim credit facility with FelCor pursuant to which the Predecessor could borrow up to $120 million (the "FelCor Facility"). The FelCor Facility bears interest at a rate of LIBOR plus 2% and matures on December 31, 2003. As of July 27, 1998, the Predecessor had borrowed the entire $120 million available under this credit facility.

         On May 11, 1998, the Predecessor refinanced $455 million of the Nomura Credit Facility with a new $455 million loan from Bankers Trust Company (the "BT Loan"). The BT Loan is secured by a pledge of stock in the subsidiaries of BHC, bears interest at LIBOR plus 1-3/4% and matures on May 11, 2001. The Predecessor incurred approximately $33.1 million in yield maintenance costs and prepayment penalties related to the payoff of the existing facility which, along with $6.9 million of deferred financing charges, resulted in an extraordinary loss of $40.1 million ($24.0 million, net of tax) in 1998. On July 24, 1998, the Predecessor amended the BT Loan to provide for additional borrowing of $35 million from Bankers Trust.

         On June 15, 1998, the Predecessor prepaid the remaining $30 million of its Senior Notes, and recognized an extraordinary loss of $2.8 million ($1.7 million, net of tax). The Predecessor paid $1.2 million in prepayment penalties and wrote-off $1.6 million of deferred financing fees and unamortized discount related to the Senior Notes.

         As discussed in Note 13, portions of the mortgage loans associated with three of the Predecessor's properties have been allocated to a third party.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

7.       INCOME TAXES

         Components of income tax expense from continuing operations for the period from January 1, 1998, through July 27, 1998, and the years ended December 31, 1997 and 1996, consist of the following (in thousands):

                                                                        1998           1997          1996
                                                                     -----------    -----------    -----------
                  Federal:
                      Current.....................................   $     4,797    $    12,683    $     4,486
                      Deferred....................................         3,631          4,637          5,301
                  State:
                      Current.....................................           866          1,837            282
                      Deferred....................................           655            509            332
                  Canada:
                      Current.....................................           226          1,618             --
                      Deferred....................................            --            723             --
                                                                     -----------    -----------    -----------

                                                                     $    10,175    $    22,007    $    10,401
                                                                     ===========    ===========    ===========

         Components of income tax benefit from extraordinary items for the period from January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, consist of the following (in thousands):


                                                                      1998             1997
                                                                  --------------    -------------
                  Federal:
                      Current.................................... $       13,422    $       7,358
                      Deferred...................................             --               --
                  State:
                      Current....................................          2,422            1,098
                      Deferred...................................             --               --
                  Canada:
                      Current....................................          1,281               --
                      Deferred...................................             --               --
                                                                  --------------    -------------

                                                                  $       17,125    $       8,456
                                                                  ==============    =============

         The Predecessor estimates that its effective tax rate for 1998 approximated 41.24%. The actual income tax expense for the period from January 1, 1998, through July 27, 1998, is computed by applying the U.S. federal statutory income tax rate, adjusted as follows:

                  Income tax expense at the U. S. federal statutory rate...................          35.00%
                  State income taxes, net of federal benefit
                     and permanent differences.............................................           5.17%
                  Effect of higher Canadian tax rates......................................           1.07%
                                                                                                 ---------
                                                                                                     41.24%
                                                                                                 =========

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

8.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                                                 DECEMBER 31, 1997
                                                                                 -----------------
               Accounts payable..............................................      $      2,921
               Accrued payroll, payroll taxes and benefits...................            15,480
               Accrued interest..............................................             3,738
               Accrued Holiday Inn Acquisition
                  costs/conversion costs.....................................             1,104
               Other.........................................................             4,123
                                                                                   ------------

                                                                                   $     27,366
                                                                                   ============

9.       STOCKHOLDERS' EQUITY

         On May 16, 1997, the Predecessor issued 2,750,000 (pre-Stock Split) shares of its common stock at a price of $36 per share (the "Offering"). The Predecessor issued an additional 412,500 shares (pre-Stock Split) on May 28, 1997, pursuant to an over-allotment agreement with the underwriters of the Offering. Proceeds from the issuances were approximately $108 million (net of costs of $6.3 million).

         On June 23, 1997, the Predecessor's Board of Directors declared a three-for-two stock split, effective in the form of a stock dividend for shareholders of record June 30, 1997, which was distributed July 15, 1997 (the "Stock Split"). All per share data and the average common and common equivalent shares issued and outstanding have been adjusted to reflect the Stock Split for all periods presented.

         NON-EMPLOYEE DIRECTOR OPTIONS

         The Predecessor instituted a Stock Option Plan for Non-Employee Directors in 1995. Only members of the board who are not employees of the Predecessor or an employee of a 10% beneficial owner or an affiliate thereof will be eligible for option grants thereunder (an "Eligible Director"). An Eligible Director receives an option to purchase 7,500 shares of Common Stock at an exercise price equal to the market value on the date the individual becomes a director, and those options shall become exercisable 34% at the first next annual shareholders' meeting at which the individual is a director, and 33% at each of the next two consecutive years during which the individual is a director. In addition, the Eligible Director will receive options to purchase 7,500 shares at each annual meeting during which the individual is a director, exercisable on the date of the next annual shareholders' meeting at which the individual is a director. As of July 27, 1998, a total of 52,500 options had been granted to the three Eligible Directors on the board, 32,550 of which are currently exercisable.

         EMPLOYEE OPTIONS

         Under the Amended and Restated 1995 Equity Incentive Plan, the Predecessor could award options to purchase the Predecessor's stock to participating officers and employees. Employee stock options may be granted to officers and employees with an exercise price generally not less than the fair market value of the common stock at the date of grant. Options expire at 10 years from date of

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

9.       STOCKHOLDERS' EQUITY (CONTINUED)

         EMPLOYEE OPTIONS (continued)

         grant. Options issued prior to December 31, 1995, have cliff vesting from 1998 - 2000 and options issued on or after January 1, 1996, vest ratably over a four- or five-year period from the date of the grant. There were 1,803,141 employee options outstanding at July 27, 1998, of which 597,900 were exercisable.

         SFAS 123 DISCLOSURE

         The Predecessor accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Predecessor's stock at the date of the grant over the amount the employee must pay to acquire the stock.

         However, had compensation cost for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Predecessor's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

                                                              JANUARY 1, 1998    YEAR ENDED         YEAR ENDED
                                                             TO JULY 27, 1998 DECEMBER 31, 1997  DECEMBER 31, 1996
                                                             ---------------- -----------------  -----------------
                  Net income (loss)   As reported              $  (10,428)       $  20,473         $   17,749
                                      Pro forma                   (11,435)          19,060             16,865
                  Basic EPS           As reported                   (0.23)            0.55               0.71
                                      Pro forma                     (0.26)            0.51               0.68
                  Diluted EPS         As reported                   (0.23)            0.53               0.70
                                      Pro forma                     (0.26)            0.50               0.67

         A summary of the status of the Predecessor's stock option plan at July 27, 1998, December 31, 1997 and 1996, and changes during the period from January 1, 1998, through July 27, 1998, and the years ended December 31, 1997 and 1996, are presented in the table and narrative below:

                                                      1998                      1997                    1996
                                            ------------------------  ------------------------ -------------------------
                                                    WEIGHTED AVERAGE          WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                            SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES    EXERCISE PRICE
                                            ------  ----------------  ------------------------ --------------------------
 Outstanding at January 1..............     2,121,941     $  14.10     1,613,363     $  10.57    1,190,766    $   8.41
 Options granted.......................            --           --       520,400        25.06      435,000       16.39
 Options exercised.....................      (165,000)        9.18        (6,929)       16.47           --          --
 Options expired.......................      (101,300)       12.25        (4,893)        9.78      (12,403)       8.33
                                            ----------    --------     ---------     --------    -----------  --------
 Options outstanding at
    period end.........................     1,855,641     $  14.64     2,121,941     $  14.10    1,613,363    $  10.57
                                            =========     ========     =========     ========    =========    ========

 Options exercisable at
    period end.........................       630,450     $  11.03       107,850    $   16.60        5,100    $  15.00
                                            =========     ========     =========    =========    =========    ========

 Weighted average fair value of
    options granted at issue date.....                    $     --                  $   14.23                 $  10.22
                                                          ========                  =========                 ========

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

9.       STOCKHOLDERS' EQUITY (CONTINUED)

         The 1,855,641 options outstanding at July 27, 1998, have exercise prices between $8.33 and $28.25 (pre-merger) with a weighted average exercise price of $14.64 and a weighted average remaining contractual life of 7.6 years. At July 27, 1998, 630,450 of these options (with a weighted average exercise price of $11.03) are exercisable.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rates from 5.99% to 7.04%; no expected dividend yields; expected lives of one to nine years; and expected volatility of 33.75%.

10.      MANAGEMENT CONTRACTS

         The Predecessor acquired the management of 15 hotels in the Holiday Inn Acquisition, three of which were owned by joint ventures in which the Predecessor owned a 50% interest. The purchase price allocated to these contracts at April 28, 1997, was $4.4 million and is being amortized on a straight-line basis over the remaining lives of the agreements, which range from one to 11 years. The amortization of the purchase price recorded for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, was $1.5 million and $878,000, respectively.

         Management fee income for the period January 1, 1998, through July 27, 1998 and the years ended December 31, 1997 and 1996, was $3.5 million, $4.9 million, and $2.5 million, respectively. These management contracts may contain provisions which allow the third-party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Predecessor cannot guarantee that it will continue to manage these properties to the contract expiration date.

11.      INVESTMENTS IN JOINT VENTURES

         The Predecessor acquired 50% interests in three joint ventures in the Holiday Inn Acquisition. The purchase price allocated to these joint ventures was approximately $12 million and is being amortized on a straight-line basis over the estimated life of the assets acquired. Amortization expense of $45,000 and $308,000 was recorded in the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997. The Predecessor purchased its joint venture partner's interest in Milpitas Joint Venture during 1997.

         On July 24, 1998, in settlement of a dispute with its joint venture partner, the Predecessor sold its 50% interest in the HI - Thomas Circle Joint Venture to an affiliate of John Hancock Life Insurance Company, its joint venture partner, for $4.1 million, resulting in a loss of $664,000. The Predecessor continued to manage the property for the owner.

12.      BENEFITS

         Health (including fully insured term life and accidental death and dismemberment), dental and disability coverage is provided to the Predecessor's employees through the Welfare Benefit Trust (the "Trust"). The Predecessor maintains varying levels of stop-loss and umbrella insurance policies to limit the Predecessor's per-occurrence and aggregate liability in any given year. Actual claims and premiums on stop-loss insurance, medical and disability policies are paid from the Trust. The Trust is funded through a combination of employer and employee contributions. The Trust also pays work-related injury claims, which are funded by the employer for its employees in Texas. Since

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

12.      BENEFITS (CONTINUED)

         April 1, 1995, all employees have been eligible for participation in the benefits provided through the Trust. The Predecessor provided $5.4 million, $6.1 million and $2.9 million related to these benefits for period January 1, 1998, through July 27, 1998, and the years ended December 31, 1997 and 1996, respectively.

         The Predecessor offers a Profit Sharing Plan and Trust ("401(k) Plan") to certain employees. The 401(k) Plan is designed to be a qualified trust under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the 401(k) Plan; however, only the first 6% of pretax income is subject to matching by the Predecessor. Effective January 1, 1998, the Predecessor automatically makes matching contributions of up to 50% of the employees' matchable contributions, and may elect to make matching contributions of an additional 50% of the employees' matchable contributions, subject to certain performance measures of the Predecessor. The Predecessor provided for matching contributions for period January 1, 1998, through July 27, 1998, and the years ended December 31, 1997 and 1996, totaling $2.5 million, $1.5 million and $135,000, respectively.

13.      COMMITMENTS AND CONTINGENCIES

         Substantially all of the Predecessor's hotel properties are operated pursuant to franchise or license agreements ("Franchise Agreements"), primarily with Holiday Inn Franchising, Inc. or its affiliates. The Predecessor also operates hotels under franchise agreements with Marriott International, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Ramada Franchise Systems, Inc., Days Inns of America, Inc., Promus Hotels, Inc. and Hilton Inns, Inc. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues. The Franchise Agreements have various durations through the year 2018, and generally may not be terminated without the payment of substantial fees. Franchise fees of $18.0 million, $19.5 million and $4.1 million were paid during the period January 1, 1998, through July 27, 1998, and the years ending December 31, 1997 and 1996, respectively.

         The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements.

         The Predecessor is currently involved in certain guest and customer claims, employee wage claims and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a materially adverse effect on the Predecessor's financial position or results of operations.

         All of the owned hotels of the Predecessor have undergone Phase I environmental assessments which generally provide a physical inspection and data base search, but not soil or groundwater analysis. In addition, most of the Predecessor's hotels have been inspected to determine the presence of asbestos-containing materials ("ACM's"). While ACM's are present in certain of the Predecessor's properties, operations and maintenance programs for maintaining such ACM's have

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

13.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         been implemented, or the ACM's have been scheduled to be or have been abated, at such hotels. None of the environmental assessments conducted to date have revealed any environmental condition that management believes would have a material adverse effect on the Predecessor's business, assets or results of operations, nor is management aware of any such condition. However, it is possible that these assessments have not revealed all potential environmental liabilities or that there are material environmental liabilities of which management is not aware.

         In September 1995, the Predecessor disposed of certain of its non-hotel properties to HH Land Company, L.P. ("HH Land Company"). Upon acquisition of the non-hotel properties, HH Land Company assumed all liabilities associated with the non-hotel properties through a formal indemnification agreement, including environmental liabilities associated with the properties. The Predecessor remains contingently liable for the environmental costs associated with the properties. At such time that the Predecessor determines that it is not probable that HH Land Company will fully pay the remediation costs related to the disposed properties, the Predecessor will recognize such liabilities.

         The Predecessor leases the land underlying several of its hotels under various long-term leases through the year 2063. Lease payments under the agreements were $9.4 million, $11.0 million and $2.6 million for the period January 1 through July 27, 1998, and the years ended December 31, 1997 and 1996, respectively.

         The Predecessor and H. K. Huie, Jr., representing various land ventures, are co-borrowers of funds secured by Harvey Hotel - DFW Airport, Harvey Hotel - Dallas, Crowne Plaza Suites - Dallas, and the various related land parcels. The Predecessor and Mr. Huie agreed to an assignment of the debt to the various unrelated land ventures resulting in the assignment of 23.73%, 24.24% and 22.18% of the debt associated with the borrowings for each property, respectively. The related land parcels underlying each hotel are owned by Mr. Huie through the land ventures. The total debt and the amount allocated to Mr. Huie are as follows (in thousands):


                                                                  December 31, 1997
                                                                 ---------------------
                                                                              Amount
                                                                 Total       Allocated
                                                                 Debt         to Huie
                                                                 -----       ---------
                  Harvey Hotel - DFW Airport..............    $    24,275  $     5,762
                  Harvey Hotel - Dallas...................          7,442        1,802
                  Crowne Plaza Suites - Dallas............         19,378        4,298

         The Predecessor is jointly and severally liable in the event of nonpayment by Mr. Huie of the debt allocated. The allocated amounts have not been reflected in the consolidated financial statements of the Predecessor. However, the Predecessor does not record interest expense on the allocated debt because payments made to Mr. Huie are appropriately recorded as rental expense under the related land leases. The land parcels at the respective hotels are security for the additional liability.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

14.      RELATED PARTY TRANSACTIONS

         Concurrently with the Holiday Inn Acquisition, the Predecessor and Holiday Corporation and its affiliates (collectively, "HC") entered into a hotel properties agreement (the "Hotel Properties Agreement"). Pursuant to the Hotel Properties Agreement, the Predecessor will offer to HC the opportunity to enter into a standard HC franchise agreement for each hotel that Bristol acquires, manages or develops that meets specified criteria. The Hotel Properties Agreement requires that 85% of the rooms in the Predecessor's owned, leased and managed hotels be operated under a Holiday Inn brand, subject to certain limitations and approvals. Additionally, the Predecessor has a right of first refusal on any entity or other interest meeting certain criteria that HC wishes to acquire or develop, subject to certain limitations. The above provisions of the Hotel Properties Agreement will expire the earlier of (i) the date that HC terminates its obligation at any time following 24 months after the Holiday Inn Acquisition (the "Holiday Notice") or (ii) the date that HC no longer holds a controlling interest in the franchisor of the Holiday Inn brands.

         The Predecessor agreed to enter into Franchise Agreements with HC pursuant to which certain Bristol properties will be rebranded to Holiday Inn brands, subject to normal franchising procedures. Franchise fees for these rebranded hotels will equal 0% of room revenue for 1997, 1% in 1998, 3% in 1999 and 5% in 2000. Amounts paid to HC pursuant to Franchise Agreements and related marketing, advertising and reservation services were $27.1 million and $21.8 million in for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, including $18.1 million and $17.6 million for franchise royalty and marketing fees.

15.      FAIR VALUE

         The Predecessor has estimated the fair value of its financial instruments at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of the fair values. Marketable securities are carried at fair value, which is determined based upon quoted market prices. The carrying values of variable and fixed rate debt are reasonable estimates of their fair values.

                      BRISTOL HOTEL COMPANY (PREDECESSOR)

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The unaudited consolidated quarterly results of operations for the Predecessor are as follows (in thousands, except per share amounts):

                                                                                         1998
                                                                        --------------------------------------
                                                                          FIRST         SECOND       JULY 1 -
                                                                         QUARTER        QUARTER       JULY 27
                                                                        ---------      ---------    ----------
               Revenues...........................................     $   158,802   $    182,159  $   63,049
               Operating income (loss)............................          30,897         36,778     (12,130)
               Income before extraordinary item...................          11,362         15,028     (11,129)
               Net income (loss) .................................          11,362        (10,661)    (11,129)
               Earnings (loss) per common share:
                   Income (loss) before extraordinary item:
                      Basic.......................................     $      0.26   $       0.34  $    (0.25)
                      Diluted.....................................     $      0.26   $       0.33  $    (0.24)
                   Net income (loss):
                      Basic.......................................     $      0.26   $      (0.24) $    (0.25)
                      Diluted.....................................     $      0.26   $      (0.23) $    (0.24)
               Weighted average number of common and
                   common equivalent shares:
                   Basic..........................................          43,719         44,780      45,235
                   Diluted........................................          44,535         45,606      46,013

                                                                                               1997
                                                                        -------------------------------------------------
                                                                          FIRST         SECOND        THIRD      FOURTH
                                                                         QUARTER        QUARTER      QUARTER     QUARTER
                                                                        ---------      ---------    ---------   ---------
               Revenues...........................................     $    58,261    $   131,615  $ 163,005  $  151,637
               Operating income...................................          13,301         26,909     32,252      25,434
               Income before extraordinary item...................           4,410          9,622     12,066       7,116
               Net income (loss) .................................           4,410          8,284     12,066      (4,287)
               Earnings (loss) per common share:
                   Income before extraordinary item:
                      Basic.......................................     $      0.18    $      0.26  $    0.28  $     0.16
                      Diluted.....................................     $      0.17    $      0.25  $    0.27  $     0.16
                   Net income (loss):
                      Basic.......................................     $      0.18    $      0.22  $    0.28  $    (0.10)
                      Diluted.....................................     $      0.17    $      0.22  $    0.27  $    (0.10)
                Weighted average number of common and
                   common equivalent shares:
                      Basic.......................................          24,849         37,041     43,635      43,636
                      Diluted.....................................          25,797         37,998     44,643      44,629

                                                                                               1996
                                                                        -------------------------------------------------
                                                                          FIRST         SECOND        THIRD      FOURTH
                                                                         QUARTER        QUARTER      QUARTER     QUARTER
                                                                        ---------      ---------    ---------   ---------
               Revenues...........................................     $    49,677    $    51,237  $  58,571  $   52,355
               Operating income...................................          10,318         11,282     16,073       9,093
               Net income ........................................           3,863          4,375      6,835       2,676
               Earnings per common share:
                   Net income:
                      Basic.......................................     $      0.16    $      0.18  $    0.28  $     0.11
                      Diluted.....................................     $      0.15    $      0.17  $    0.27  $     0.10
                Weighted average number of common and
                   common equivalent shares:
                      Basic.......................................          24,849         24,849     24,849      24,849
                      Diluted.....................................          25,511         25,553     25,531      25,524

         The sum of the earnings (loss) per common share for the four quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

                               INDEX TO EXHIBITS

Exhibit
   No.                           Description
-------                          -----------
2.1      Spin-Off Agreement among the Company, the Predecessor and Bristol
         Hotel Management Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 10 [Commission File
         No. 1-14047]).

3.1      Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.2 of the Company's
         Registration Statement on Form 10 [Commission File No. 1-14047]).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form 10
         [Commission File No. 1-14047]).

4.1      Registration Rights Agreement among the Company, Bass America Inc.,
         Holiday Corporation and United/Harvey Holdings (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10 [Commission File No. 1-14047]).

4.2      Form of Stockholders' Agreement among the Company, Holiday
         Corporation, Bass America Inc., Bass plc and United/Harvey Holdings
         (incorporated by reference to Exhibit 4.2 of the Company's
         Registration Statement on Form 10 [Commission File No. 1-14047]).

9.1      Voting and Cooperation Agreement among FelCor, the Predecessor, Bass
         America Inc., Holiday Corporation and United/Harvey Holdings
         (incorporated by reference to Exhibit 9.1 of the Company's
         Registration Statement on Form 10 [Commission File No. 1-14047]).

10.1 1998 Bristol Hotels & Resorts Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 [333-58519] dated July 6, 1998).

10.2     Master Hotel Agreement among the Company, FelCor and FelCor Suites
         Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10 [Commission File No.
         1-14047]).

10.3     Hotel Properties Agreement between Holiday Hospitality and the Company
         (incorporated by reference to Exhibit 10.2 of the Company's
         Registration Statement on Form 10 [Commission File No. 1-14047]).

10.4     Employment Agreement between the Company and J. Peter Kline
         (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Bristol Hotel Company filed with the SEC on March 30,
         1998).

10.5 Employment Agreement with John A. Beckert (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Bristol Hotel
         Company filed with the SEC on March 30, 1998).

10.6 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form 10 [Commission File
         No. 1-14047])

Exhibit
   No.                           Description
-------                          -----------
10.7     1998 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on
         Form 10 [Commission File No. 1-14047]).

10.8     Credit Agreement dated as of July 28, 1998 between the Company, the
         Lenders and Bankers Trust Company as arranging agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998).

10.9     Form of Lease Agreement between the Company and FelCor.

10.10 Amended and Restated 1995 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Predecessor's Form S-4).

10.11 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 of the Predecessor's Form S-4).

11.1     Computation of earnings per common share of the Company.

11.2     Computation of earnings per common share of the Predecessor.

21.1     List of subsidiaries of the Company.

23.1     Consent of Arthur Andersen LLP.

27.1     Financial data schedule.