Form 10-Q
period 1999-03-31
BRISTOL HOTELS & RESORTS
filed 1999-05-14
CIK 1059760

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 1999


                            BRISTOL HOTELS & RESORTS
                                14295 Midway Road
                              Addison, Texas 75001
                                 (972) 391-3910

                           Commission File No. 1-14047

Incorporated in Delaware                                   IRS No. 75-2754805

                                  ------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                             ---------------------
Common Stock, Par Value $.01 per share                 New York Stock Exchange


                                  ------------


       The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

       The number of shares of common stock, par value $.01 per share, outstanding at May 9, 1999 was 17,778,815.



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
         Item 1.  Financial Statements:

         Bristol Hotels & Resorts
                  Consolidated Statement of Income for the three months
                     ended March 31, 1999................................................................  3

                  Consolidated Balance Sheets as of March 31, 1999 and
                    December 31, 1998....................................................................  4

                  Consolidated Statement of Cash Flows for the three months
                     ended March 31, 1999................................................................  5

                  Notes to Consolidated Financial Statements.............................................  6

         Bristol Hotel Company (Predecessor)
                  Consolidated Statement of Income for the three months
                     ended March 31, 1998................................................................  8

                  Consolidated Statement of Cash Flows for the three months
                     ended March 31, 1998................................................................  9

                  Notes to Consolidated Financial Statements............................................. 10


         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition.................................................................... 11


PART II.          OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K....................................................... 16

SIGNATURE................................................................................................ 17

                            BRISTOL HOTELS & RESORTS

                        CONSOLIDATED STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (Unaudited, in thousands except per share amounts)



REVENUE
    Rooms .................................................................     $    131,699
    Food and beverage .....................................................           33,203
    Management fees .......................................................              937
    Construction management fees ..........................................            1,382
    Other .................................................................            8,993
                                                                                ------------

               Total revenue ..............................................          176,214
                                                                                ------------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms .............................................................           38,216
        Food and beverage .................................................           25,850
        Other operating departments .......................................            3,429
    Undistributed operating expenses:
        Administrative and general ........................................           17,708
        Marketing .........................................................           14,028
        Property occupancy costs ..........................................           16,046
        Tenant lease expense ..............................................           52,113
        Depreciation and amortization .....................................              658
        Corporate expense .................................................            6,546
                                                                                ------------
Operating income ..........................................................            1,620

Interest income, net ......................................................              225
                                                                                ------------

Income before income taxes ................................................            1,845

Provision for income taxes ................................................              729
                                                                                ------------

NET INCOME ................................................................     $      1,116
                                                                                ============

Earnings per common and common equivalent share:
    Net income:
        Basic .............................................................     $       0.06
        Diluted ...........................................................             0.06

Weighted average number of common and common
   equivalent shares outstanding:
        Basic .............................................................           17,779
        Diluted ...........................................................           18,054







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)


                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                   -----------      -----------
                                   ASSETS                          (Unaudited)

Current assets
    Cash and cash equivalents ................................     $    30,191      $    24,916
    Accounts receivable, net .................................          35,687           35,329
    Prepaid rent .............................................          13,751           11,042
    Inventory ................................................           9,962            9,612
    Notes receivable - FelCor ................................           5,382            9,100
    Deposits and other current assets ........................           6,325            6,144
                                                                   -----------      -----------
               Total current assets ..........................         101,298           96,143

Property and equipment, net ..................................           6,659            5,889
Investment in joint venture ..................................             678               --
Investments in management contracts, net .....................           1,903            1,962
Deferred charges and other non-current assets, net ...........           1,504            1,528
                                                                   -----------      -----------

               Total assets ..................................     $   112,042      $   105,522
                                                                   ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses ....................     $    44,865      $    41,641
    Accrued occupancy, sales and use taxes ...................           7,915            6,512
    Accrued rent .............................................           8,689            8,498
    Accrued insurance reserves ...............................           6,559            6,511
                                                                   -----------      -----------
               Total current liabilities .....................          68,028           63,162

Deferred income taxes ........................................           1,354            1,376
Other liabilities ............................................           6,037            5,575
                                                                   -----------      -----------
               Total liabilities .............................          75,419           70,113
                                                                   -----------      -----------

Common stock ($.01 par value; 100,000,000 shares
   authorized, 31,957,919 shares issued, and 17,779,515
   and 17,778,315 shares outstanding at March 31, 1999, and
   and December 31, 1998, respectively) ......................             228              228
Additional paid-in capital ...................................          57,258           57,160
Cumulative translation adjustment ............................              12               12
Treasury stock, at cost (5,065,409 shares) ...................         (24,636)         (24,636)
Retained earnings ............................................           3,761            2,645
                                                                   -----------      -----------
               Total stockholders' equity ....................          36,623           35,409
                                                                   -----------      -----------

               Total liabilities and stockholders' equity ....     $   112,042      $   105,522
                                                                   ===========      ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                        (Unaudited, dollars in thousands)




CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................     $  1,116
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ................................          658
        Amortization of deferred financing fees ......................           73
        Compensation expense recognized for employee
           stock options .............................................           91
    Changes in working capital .......................................        1,193
    Increase in other liabilities ....................................          462
    Deferred tax provision ...........................................          (22)
                                                                           --------

           Cash provided by operating activities .....................        3,571
                                                                           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment ...........................       (1,362)
    Investment in joint venture ......................................         (678)
                                                                           --------

           Cash used in investing activities .........................       (2,040)
                                                                           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deferred charges and other non-current assets ........           18
    Proceeds from repayment of FelCor Notes, net .....................        3,718
    Proceeds from exercise of employee stock options .................            8
                                                                           --------

           Cash provided by financing activities .....................        3,744
                                                                           --------

Net increase in cash and cash equivalents ............................        5,275

Cash and cash equivalents at beginning of period .....................       24,916
                                                                           --------

Cash and cash equivalents at end of period ...........................     $ 30,191
                                                                           ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BRISTOL HOTELS & RESORTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       ORGANIZATION

         Bristol Hotels & Resorts (together with its subsidiaries, the "Company") is a Delaware corporation which was incorporated on March 20, 1998, and began operations on May 20, 1998, as a subsidiary of Bristol Hotel Company ("BHC"). The Company was spun off from BHC (the "Spin-off") in connection with the merger of BHC with FelCor Lodging Trust Incorporated ("FelCor") on July 27, 1998, and began trading on July 28, 1998, as a separate publicly traded company.

         The Company is one of the leading independent hotel operating companies in the United States, operating 118 primarily full-service hotels (as of March 31, 1999) in the upscale and midscale segments of the hotel industry containing approximately 31,600 rooms, of which 102 hotels are operated under the long-term leases with FelCor. The Company operates hotels in 27 states, Canada and the District of Columbia, with 30 hotels in Texas, 12 hotels in California and 10 hotels in Georgia. The Company operates the largest number of Bass Hotels & Resorts branded hotels in the world, including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels. The Company also operates 20 hotels under other hotel brands, including Sheraton Four Points, Hampton Inn, Homewood Suites, Courtyard by Marriott and Fairfield Inn.

2.       BASIS OF PRESENTATION

         The consolidated balance sheet at December 31, 1998, has been derived from the audited balance sheet at that date. The consolidated balance sheet at March 31, 1999, and the consolidated statements of income and cash flows for the three months ended March 31, 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999, have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

         The Company had no operations from March 20, 1998, through May 19, 1998. Operations began on May 20, 1998, with the lease of the Hampton Inn - Las Vegas. From May 20, 1998, to July 28, 1998, the Company's sole asset was the leasehold interest in the Hampton Inn - Las Vegas; therefore, no statements of operations or cash flows for the three months ended March 31, 1998, are presented for the Company.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the consolidated financial statements contained in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                            BRISTOL HOTELS & RESORTS

                                   (Unaudited)


3.       ACQUISITION OF JOINT VENTURE INTEREST

         On January 5, 1999, the Company acquired a 15% interest in the Bristol Hudson J.V., which owns the Cambridge Inn in Cambridge, Massachusetts. The Company's initial investment in the joint venture was approximately $645,000. A subsidiary of the Company will manage the property for the joint venture. The property was rebranded to a Holiday Inn Express on April 1, 1999.

4.       FELCOR NOTES

         As a result of the Spin-off and related settlements with FelCor, the Company has a note receivable from FelCor. The note bears interest at a monthly LIBOR rate plus 150 basis points (6.47% as of March 31, 1999), and is due upon five days' notice from the Company. On February 1, 1999, the Company requested and received $5.0 million of this note amount.

         At the end of the first quarter of 1999, FelCor executed an additional note for amounts due to a Canadian subsidiary of the Company of approximately $1.3 million. This note bears interest at a monthly LIBOR rate plus 130 basis points (6.27% as of March 31, 1999), and is due upon five days' notice from the Company. As a result of these transactions, the balance of notes receivable from FelCor (collectively, the "FelCor Notes") was $5.4 million as of March 31, 1999.

5.       EARNINGS PER SHARE

         The following table reconciles the computation of basic earnings per share to diluted earnings per share for the three months ended March 31, 1999:


                                                                                          Per Share
                                                    Net Income           Shares             Amount
                                                  --------------     --------------     --------------
                                                 ($ in thousands)

Net income per share ........................     $        1,116         17,778,715     $         0.06
Effect of options ...........................                 --            275,759                 --
                                                  --------------     --------------     --------------

Net income per share, assuming dilution .....     $        1,116         18,054,474     $         0.06
                                                  ==============     ==============     ==============

         Outstanding options to purchase shares of common stock, where the options' exercise prices were greater than the average market price of the common shares for the time reported, must be excluded from the above computation of diluted weighted average outstanding shares. For the three months ended March 31, 1999, 151,312 options were excluded.

                       BRISTOL HOTEL COMPANY (PREDECESSOR)

                        CONSOLIDATED STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
               (Unaudited, in thousands except per share amounts)


REVENUE
   Rooms ..............................................     $    120,372
   Food and beverage ..................................           28,050
   Management fees ....................................            1,516
   Other ..............................................            8,864
                                                            ------------
           Total revenue ..............................          158,802
                                                            ------------

OPERATING COSTS AND EXPENSES
   Departmental expenses:
      Rooms ...........................................           33,424
      Food and beverage ...............................           21,239
      Other ...........................................            2,455
   Undistributed operating expenses:
      Administrative and general ......................           15,737
      Marketing .......................................           11,380
      Property occupancy costs ........................           24,474
      Depreciation and amortization ...................           12,906
      Corporate expense ...............................            6,290
                                                            ------------
Operating income ......................................           30,897

Other (income) expense:
   Interest expense ...................................           12,513
   Equity in income of joint ventures .................             (554)
                                                            ------------
Income before income taxes ............................           18,938

Income taxes ..........................................            7,576
                                                            ------------

Net income ............................................     $     11,362
                                                            ============

Earnings per common and common equivalent share:
   Net income
      Basic ...........................................     $       0.26
      Diluted .........................................     $       0.26

Weighted average number of common and common
   equivalent shares outstanding:
      Basic ...........................................           43,719
      Diluted .........................................           44,535








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BRISTOL HOTELS COMPANY (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                        (Unaudited, dollars in thousands)




CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................     $     11,362
    Adjustments to reconcile net income to net cash provided
       by operating activities:
        Depreciation and amortization ................................           12,906
        Amortization of deferred financing costs .....................            1,257
        Equity in earnings of joint ventures .........................             (554)
        Non-cash portion of foreign currency translation .............              120
        Compensation expense recognized for employee stock options ...               73
    Changes in working capital .......................................            7,413
    Increase in advance deposits .....................................              714
    Decrease in restricted cash ......................................              613
    Deferred income tax provision ....................................            1,221
    Distribution from joint ventures .................................              175
    Decrease in other liabilities ....................................               (9)
                                                                           ------------

           Cash provided by operating activities .....................           35,291
                                                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment ...........................          (40,820)
                                                                           ------------

           Cash used in investing activities .........................          (40,820)
                                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt .....................................           (2,429)
    Proceeds from exercise of employee stock options .................            1,523
    Increase in deferred charges and other non-current assets ........              (83)
                                                                           ------------

           Cash used in financing activities .........................             (989)
                                                                           ------------

Net decrease in cash and cash equivalents ............................           (6,518)

Cash and cash equivalents at beginning of period .....................           86,167
                                                                           ------------

Cash and cash equivalents at end of period ...........................     $     79,649
                                                                           ============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       BRISTOL HOTEL COMPANY (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Bristol Hotel Company (the "Predecessor" or "BHC") was a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries and United Inns, Inc. At March 31, 1998, the Predecessor owned 86 hotels and managed 15 additional hotels, two of which were owned by joint ventures in which the Predecessor owned a 50% interest. The properties, which contain approximately 28,800 rooms, are located in 22 states, the District of Columbia and Canada.

         The consolidated statements of income and cash flows for the three months ended March 31, 1998, have been prepared by the Predecessor and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the results of operations and cash flows for the three months ended March 31, 1998, have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Predecessor believes the disclosures made are adequate to make the information presented not misleading. However, the consolidated financial statements contained in this report should be read in conjunction with the consolidated financial statements and notes thereto included in Bristol Hotels & Resorts' Annual Report on Form 10-K for the year ended December 31, 1998.

2.       EARNINGS PER SHARE

         The following table reconciles the computation of basic earnings per share to diluted earnings per share for the three months ended March 31, 1998:



                                                                                                 Per Share
                                                      Net Income            Shares                Amount
                                                   ----------------     ----------------     ----------------
                                                   ($ in thousands)

Net income per share .........................     $         11,362           43,718,751     $           0.26
Effect of options ............................                   --              816,522                   --
                                                   ----------------     ----------------     ----------------

Net income per share, assuming dilution ......     $         11,362           44,535,273     $           0.26
                                                   ================     ================     ================

         Outstanding options to purchase shares of common stock, where the options' exercise prices were greater than the average market price of the common shares for the time reported, must be excluded from the above computation of diluted weighted average outstanding shares. For the three months ended March 31, 1998, 337,500 options were excluded.

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

OVERVIEW

BRISTOL HOTELS & RESORTS

Results of operations for the three months ended March 31, 1999, reflect the operations of the Company's leased hotels (103 hotels as of March 31, 1999) and those hotels operated under management contracts, of which there were 15 as of the end of the period.

BRISTOL HOTEL COMPANY (PREDECESSOR)

Historical results for the three months ended March 31, 1998, reflect the operations of the 86 hotels owned by the Predecessor as of March 31, 1998, and the joint venture ownership and/or management of 15 additional hotels.

REDEVELOPMENT AND REBRANDING PROGRAM

The Redevelopment and Rebranding Program started by BHC in November 1997 and continued by the Company impacted both the Company's and the Predecessor's operating results. The Redevelopment and Rebranding Program entails exterior and interior reconstruction of and renovations to a substantial number of hotels as well as the rebranding of certain hotels operated under the Company's own brand names. In addition to the renovations, the Company expects to rebrand 19 hotels to the Crowne Plaza or Crowne Plaza Suites brand by the end of 2000. During the first quarter of 1998, the rebranding of one property to a Crowne Plaza was completed. In total, 15 hotels containing 5,127 rooms were under redevelopment in the first quarter of 1998. By the first quarter of 1999, the Company had completed the conversion of 15 hotels to the Crowne Plaza brand. There were 19 hotels containing 6,026 rooms under redevelopment in the first quarter of 1999, four of which will be rebranded to the Crowne Plaza brand. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 2000.

STATISTICAL SUMMARY

The following chart reflects the operations of comparable hotels ("Same Store Hotels"), which are hotels that were operated by the Company and its Predecessor during both periods presented, and excluding three hotels that are being marketed for sale by the owner. This information is presented on a pro forma basis, as if the acquisition of 20 Midwestern hotels on April 30, 1998 had occurred on January 1 of each period presented.


                                    1ST QUARTER 1999                  1ST QUARTER 1998
                           --------------------------------     ------------------------------        OCC        RATE       REVPAR
                             OCC       RATE       REVPAR         OCC        RATE       REVPAR      CHG.(PPT)     % CHG.     % CHG.
                           ------    --------    --------       ------     -------     -------     ---------     ------     -------

SAME STORE HOTELS(1)
   Leased(2)                65.1%     $ 81.90     $ 53.36        67.0%     $ 78.72     $ 52.76       -1.9%         4.0%       1.1%

   Managed(3)               67.4%     $ 82.67     $ 55.68        71.3%     $ 78.56     $ 56.04       -3.9%         5.2%      -0.6%

1998 REDEVELOPMENT
   Leased(2)                69.7%     $101.48     $ 70.72        63.0%     $ 89.70     $ 56.53        6.7%        13.1%      25.1%

1999 REDEVELOPMENT
   Leased(2)                49.0%     $ 84.95     $ 41.66        68.8%     $ 76.81     $ 52.87      -19.8%        10.6%     -21.2%

TOTAL
   Leased(2)                62.4%     $ 86.67     $ 54.05        66.6%     $ 80.29     $ 53.51       -4.2%         7.9%       1.0%

   Managed(3)               67.4%     $ 82.67     $ 55.68        71.3%     $ 78.56     $ 56.04       -3.9%         5.2%      -0.6%


NOTES

(1) Same Store Hotels excludes hotels undergoing renovation during the first quarter 1998 or 1999.

(2) Canadian assets have been adjusted to remove the effect of period-to-period exchange rate fluctuations.

(3) Excludes recently terminated contracts and those that are being marketed for sale by the owner (seven assets in total).

The hotels which were under redevelopment in the first quarter of 1998 have shown significant improvements for the first quarter of 1999 compared to the same period in 1998 as detailed above. The improvement in the hotels redeveloped in 1998 is offset by the disruptions caused by the Redevelopment and Rebranding Program to the 19 properties undergoing redevelopment during the first quarter of 1999. In the first quarter of 1999, 5.3% of total available rooms, totaling approximately 149,400 rooms nights, were out of service as a result of the Redevelopment and Rebranding Program. Several of these hotels are located in major markets such as Chicago, Illinois; Orlando, Tampa and Cocoa Beach, Florida; Pittsburgh and Philadelphia, Pennsylvania; and San Francisco, California.

RESULTS OF OPERATIONS

BRISTOL HOTELS & RESORTS

Three Months Ended March 31, 1999

Rooms revenue was $131.7 million for the three months ended March 31, 1999. Rooms profit margin was 71.0% for the period. Approximately 59.4% of the Company's room revenue was generated from individual business and leisure customers.

Food and beverage revenue was $33.2 million for the three months ended March 31, 1999. Food and beverage profit margin was 22.1% during the period. Approximately 67.8% of the Company's food and beverage revenue was generated from its banquet and catering operations.

Management fee income was $937,000 for the quarter ended March 31, 1999. The Company had 15 management contracts as of March 31, 1999. This total includes the Cambridge Inn, which is owned by an entity in which the Company has a 15% interest, and the Hampton Inn - Sault Ste. Marie, Michigan, which the Company began operating on March 1, 1999.

Construction management fees for the three months ended March 31, 1999, were $1.4 million. These fees are charged to hotel owners for purchasing and project management services provided by the Company for construction projects, including the Redevelopment and Rebranding Program, calculated as a percentage of total costs. During the quarter ended March 31, 1999, 19 hotels were undergoing redevelopment.

Property occupancy costs include normal hotel operating costs, but do not include property taxes, ground rent and property insurance. Under the terms of the leases, these costs are the responsibility of the hotel owner. Property occupancy costs were $16.0 million for the three months ended March 31, 1999. Of this amount, approximately $7.4 million represented utility costs.

Corporate expense was $6.5 million for the three months ended March 31, 1999. This amount includes the costs of the Company's support functions at its corporate office, public company costs such as stock exchange fees and costs related to corporate development and growth opportunities.

Tenant lease expense was $52.1 million for the three months ended March 31, 1999. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $2.3 million for the three months ended March 31, 1999. EBITDA margin (EBITDA divided by total revenues) was 1.3% for the period. Net income was $1.1 million for the three months ended March 31, 1999.

BRISTOL HOTEL COMPANY (PREDECESSOR)

Three Months Ended March 31, 1998

Rooms revenue was $120.4 million for the quarter ended March 31, 1998. Rooms profit margin was $72.2% for the period. During the three months ended March 31, 1998, the Predecessor had approximately 85,000 room nights out-of-service or approximately 3.8% of the total available due to the Redevelopment and Rebranding Program.

Food and beverage revenue was $28.1 million for the three months ended March 31, 1998. Food and beverage profit margin was 24.3% for the period.

Management fee income was $1.5 million for the three months ended March 31, 1998. The Predecessor had 15 management contracts during the period, including two contracts for properties owned by entities in which the Predecessor held a 50% joint venture interest.

Property occupancy costs of approximately $24.5 million for the three months ended March 31, 1998, include normal hotel operating costs, as well as property tax, ground rent and property insurance.

Depreciation and amortization was $12.9 million for the three months ended March 31, 1998. This amount included the depreciation of all of the Predecessor's hotels and their furnishings, as well as the property and equipment in the Predecessor's corporate office.

Interest expense was $12.5 million for the three months ended March 31, 1998. This amount is attributable to the Predecessor's approximately $714.9 million of debt outstanding as of March 31, 1998.

Income of joint ventures of $554,000 for the quarter ended March 31, 1998 reflected the Predecessor's 50% interest in the earnings of two joint ventures.

EBITDA was $44.4 million and EBITDA margin was 27.9% for the three months ended March 31, 1998. Net income was $11.4 million for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash flow from operations and borrowings under the $40 million revolving credit facility led by Bankers Trust Company (the "Credit Facility"). The Company had approximately $30.2 million of cash on hand at March 31, 1999. The Company believes that it currently requires approximately $10 million to $15 million of cash to fund its day-to-day working capital needs.

The Company's operations generated approximately $3.6 million of cash flow for the three months ended March 31, 1999. The Company's cash flows are sensitive to the performance of the leased and managed properties. For managed properties, the Company's cash flows are principally tied to changes in the gross revenues of the properties. For leased properties, the Company is impacted both by changes in gross revenues as well as changes in operating expenses and rent expense. Rent expense is paid principally as a percentage of gross revenues and is largely tied to room revenue volume. Room revenue increases or decreases caused by changes in room rates have only a minor impact on operating expenses, as compared to revenue increases or decreases generated by changes in occupancy, which also can produce significant changes in operating costs. As a result, the Company's cash flows are more directly impacted by revenue increases or decreases caused by changes in average room rates. Increased revenues caused by increases in occupancy levels could have little impact on the Company's cash flows or could actually reduce cash flow if the incremental business is not sold at sufficiently high average room rates.

During the quarter ended March 31, 1999, the Company received payment of $5 million on a note due from FelCor. FelCor executed an additional note to the Company of $1.3 million during the period. The $5.4 million balance of the FelCor Notes are due upon 5 days' demand and can be used by the Company for working capital or other purposes.

The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes. Additionally, a sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company's obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the Company's achievement of liquid net worth requirements related to such leases. Concurrently with the Spin-off, a letter of credit for $20 million was issued to FelCor to secure the Company's obligations under the leases. This amount may be adjusted from time to time pursuant to the liquid net worth requirements described above. By March 31, 1999, the letter of credit amount required under the leases had been reduced to $10.3 million.

The Company is actively pursuing opportunities for growth and anticipates adding to its leasehold and management portfolio, both through its relationship with FelCor, as well as working with other property owners who could benefit from the Company's services. The Company began management of the Hampton Inn in Sault St. Marie, Michigan in March 1999. The Company has previously announced agreements to manage three Hilton Garden Inns and a 265-room upscale Hilton Hotel, all of which are under development. The first of these properties, a Hilton Garden Inn in Round Rock (Austin), Texas, is scheduled to open in October 1999. The remaining three properties are scheduled to open in 2000.

It is possible that some new management contracts or leases could require a small capital investment on the part of the Company. The Company may also purchase hotel leases or management contracts from third parties. If such an investment is necessary, the Company believes it has adequate capital resources including cash on hand, availability under the Credit Facility and the FelCor Notes to fund these opportunities for the immediate future. The Company acquired a 15% joint venture interest and the management of the Cambridge Inn in Cambridge, Massachusetts in January 1999. The Company's initial investment in the joint venture was approximately $645,000.

The Company is continuously exploring opportunities for increasing efficiency at the hotels and the corporate office. Some of these opportunities could require small capital investments by the Company to achieve the targeted savings, such as the installation of energy-saving devices throughout the leased hotels during 1999 and the development and installation of the Company's wide area network which will improve productivity and ease communication between the corporate office and the hotels. The Company believes that it has adequate capital resources to fund its growth opportunities for the immediate future.

YEAR 2000 READINESS

Since the Company last reported on the status of its Year 2000 Readiness Program, it has completed several pilot site implementations, during which it did not encounter any significant problems. It has also completed the testing phase. Full implementation of the remedy process is underway and the Company anticipates completion in November 1999.

The Company has also completed its evaluation of the non-information technology systems, which use embedded chip technology. No material embedded system issues were identified for any of the critical systems at the hotels. Further, the Company has conducted an analysis of potential problems which could arise from inputting the September 9, 1999 date, and has not discovered any significant risks associated with this date.

Costs

The Company has prepared and presented budgets for the remediation of non-compliant systems to its property owners, and each has been approved. Since the last report, there has been no material change in the cost to the Company.

Risks

No new risks have been identified by the Company.

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  23.1     Consent of Arthur Andersen LLP.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BRISTOL HOTELS & RESORTS



Date:    May 14, 1999                 By /s/ John D. Bailey
                                         ---------------------------------------
                                         John D. Bailey
                                         Vice President, Controller and Chief
                                         Accounting Officer

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  23.1         Consent of Arthur Andersen LLP.

  27.1         Financial Data Schedule.
