Form 10-Q
period 1999-06-30
BRISTOL HOTELS & RESORTS
filed 1999-08-13
CIK 1059760

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 1999

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

      The number of shares of common stock, par value $.01 per share, outstanding at August 6, 1999 was 17,833,686.

BRISTOL HOTELS & RESORTS

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

(Unaudited, in thousands except per share amounts)

	June 30,	June 30,
	1999	1998

REVENUE

Rooms	$147,792	$127

Food and beverage	35,873	1

Management fees	1,581	—

Construction management fees	1,009	—

Other	10,659	4

Total revenue	196,914	132

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	41,852	59

Food and beverage	27,945	—

Other operating departments	3,958	1

Undistributed operating expenses:

Administrative and general	17,390	15

Marketing	15,088	3

Property occupancy costs	16,307	16

Tenant lease expense	61,724	97

Depreciation and amortization	732	—

Corporate expense	4,794	—

Operating income (loss)	7,124	(59)

Other income (expense):

Interest income, net	360	—

Equity in loss of joint venture	(45)	—

Income (loss) before income taxes	7,439	(59)

Provision for income taxes	2,938	—

NET INCOME (LOSS)	$4,501	$(59)

Earnings (loss) per common and common equivalent share:

Net income (loss):

Basic	$0.25	$(59.00)

Diluted	$0.25	$(59.00)

Weighted average number of common and common equivalent shares outstanding:

Basic	17,781	1

Diluted	18,122	1

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND THE

PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH JUNE 30, 1998
(Unaudited, in thousands except per share amounts)

		Inception
		Through
	June 30,	June 30,
	1999	1998

REVENUE

Rooms	$279,491	$127

Food and beverage	69,076	1

Management fees	2,518	—

Construction management fees	2,391	—

Other	19,652	4

Total revenue	373,128	132

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	80,068	59

Food and beverage	53,794	—

Other operating departments	7,387	1

Undistributed operating expenses:

Administrative and general	35,098	15

Marketing	29,116	3

Property occupancy costs	32,353	16

Tenant lease expense	113,838	97

Depreciation and amortization	1,391	—

Corporate expense	11,340	—

Operating income (loss)	8,743	(59)

Other income (expense):

Interest income, net	586	—

Equity in loss of joint venture	(45)	—

Income (loss) before income taxes	9,284	(59)

Provision for income taxes	3,667	—

NET INCOME (LOSS)	$5,617	$(59)

Earnings (loss) per common and common equivalent share:

Net income (loss):

Basic	$0.32	$(59.00)

Diluted	$0.31	$(59.00)

Weighted average number of common and common equivalent shares outstanding:

Basic	17,780	1

Diluted	18,082	1

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

(Dollars in thousands)

	June 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS
Current assets

Cash and cash equivalents	$27,633	$24,916

Accounts receivable, net	38,513	35,329

Prepaid rent	14,621	11,042

Inventory	10,346	9,612

Notes receivable — FelCor	10,382	9,100

Deposits and other current assets	8,250	6,144

Total current assets	109,745	96,143

Property and equipment, net	7,030	5,889

Investment in joint venture	657	—

Investments in management contracts, net	1,440	1,962

Deferred charges and other non-current assets, net	1,073	1,528

Total assets	$119,945	$105,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued expenses	$46,752	$41,641

Accrued occupancy, sales and use taxes	7,899	6,512

Accrued rent	9,974	8,498

Accrued insurance reserves	6,030	6,511

Total current liabilities	70,655	63,162

Deferred income taxes	1,870	1,376

Other liabilities	6,258	5,575

Total liabilities	78,783	70,113

Common stock ($.01 par value; 100,000,000 shares authorized, 31,957,919 shares issued, and 17,783,686 and 17,778,315 shares outstanding at June 30, 1999, and December 31, 1998, respectively)	228	228

Additional paid-in capital	57,296	57,160

Cumulative translation adjustment	12	12

Treasury stock, at cost (5,065,409 shares)	(24,636)	(24,636)

Retained earnings	8,262	2,645

Total stockholders’ equity	41,162	35,409

Total liabilities and stockholders’ equity	$119,945	$105,522

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND THE

PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH JUNE 30, 1998
(Unaudited, dollars in thousands)

		Inception
		Through
	June 30,	June 30,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$5,617	$(59)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,391	—

Amortization of deferred financing fees	147	—

Equity in loss of joint venture	45	—

Non-cash write-off of investment in Hollywood management contract	840	—

Compensation expense recognized for employee stock options	93	—

Changes in working capital	(1,725)	—

Increase in other liabilities	683	60

Deferred tax provision	494	—

Cash provided by operating activities	7,585	1

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to property and equipment	(2,432)	—

Investment in joint venture	(702)	—

Investment in management contract	(400)	—

Cash used in investing activities	(3,534)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in deferred charges and other non-current assets	(95)	—

Contribution from Predecessor	—	1

Increase in FelCor Notes, net of repayments	(1,282)	—

Proceeds from exercise of employee stock options	43	—

Cash provided by (used in) financing activities	(1,334)	1

Net increase in cash and cash equivalents	2,717	2

Cash and cash equivalents at beginning of period	24,916	—

Cash and cash equivalents at end of period	$27,633	$2

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Bristol Hotels & Resorts (together with its subsidiaries, the “Company”) is a Delaware corporation which was incorporated on March 20, 1998 (“Inception”), and began operations on May 20, 1998, as a subsidiary of Bristol Hotel Company (“BHC” or the “Predecessor”). The Company was spun off from BHC (the “Spin-off”) in connection with the merger of BHC with FelCor Lodging Trust Incorporated (“FelCor”) on July 27, 1998, and began trading on July 28, 1998, as a separate publicly traded company.

The Company is one of the leading independent hotel operating companies in the United States, operating 114 primarily full-service hotels (as of June 30, 1999) in the upscale and midscale segments of the hotel industry containing approximately 30,400 rooms, of which 100 hotels are operated under the long-term leases with FelCor. The Company operates hotels in 27 states and Canada with 30 hotels in Texas, 11 hotels in California and 9 hotels in Georgia. The Company operates the largest number of Bass Hotels & Resorts branded hotels in the world, including Crowne Plaza, Holiday Inn Select, Holiday Inn and Holiday Inn Express hotels. The Company also operates 20 hotels under other hotel brands, including Sheraton Four Points, Hampton Inn, Homewood Suites, Courtyard by Marriott and Fairfield Inn.

2. BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1998, has been derived from the audited balance sheet at that date. The consolidated balance sheet at June 30, 1999, and the consolidated statements of operations for the three and six months ended June 30, 1999, the three months ended June 30, 1998, and the period from Inception through June 30, 1998, and the statements of cash flows for the six months ended June 30, 1999, and the period from Inception through June 30, 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the periods presented have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

The Company had no operations from March 20, 1998, through May 19, 1998. Operations began on May 20, 1998, with the lease of the Hampton Inn — Las Vegas. From May 20, 1998, to July 28, 1998, the Company’s sole asset was the leasehold interest in the Hampton Inn — Las Vegas; therefore, the statements of operations and cash flows presented for the Company for the three months ended June 30, 1998, and the period from Inception through June 30, 1998, are not indicative of the Company’s future performance.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the consolidated financial statements contained in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. FELCOR NOTES

On June 1, 1999, the Company advanced an additional $5 million to FelCor. The Company cancelled FelCor’s existing $4.1 million note and issued a new $9.1 million note. The new note bears interest at LIBOR plus 125 basis points (6.43% as of June 30, 1999) and is due upon five days notice from the Company. This note, together with the note issued to FelCor in the first quarter of 1999 of approximately $1.3 million, (collectively the “FelCor Notes”) brings the amount owed to the Company by FelCor to approximately $10.4 million.

4. INVESTMENT IN MANAGEMENT CONTRACTS

The Company amended its management agreement for the Holiday Inn — Nashville Vanderbilt to extend the term of the contract from July 2003 to July 2008. The Company contributed $400,000 towards a renovation of the hotel in the second quarter of 1999 in connection with the extension.

In April 1999, the Company received a termination fee of $1.2 million for the Holiday Inn — Hollywood. This amount, net of $840,000 unamortized investment in the management contract, was recognized as management fee income in the second quarter of 1999.

5. EARNINGS PER SHARE

The following table reconciles the computation of basic earnings per share to diluted earnings per share for the three and six months ended June 30, 1999:

			Per Share
	Net Income	Shares	Amount

	($ in thousands)

Three months ended June 30, 1999:

Net income per share	$4,501	17,781,476	$0.25

Effect of options	—	340,453	—

Net income per share, assuming dilution	$4,501	18,121,929	$0.25

Six months ended June 30, 1999:

Net income per share	$5,617	17,780,118	$0.32

Effect of options	—	302,030	—

Net income per share, assuming dilution	$5,617	18,082,148	$0.31

Outstanding options to purchase shares of common stock, where the options’ exercise prices were greater than the average market price of the common shares for the time reported, are excluded from the above computation of diluted weighted average outstanding shares. For the three and six months ended June 30, 1999, 30,000 options were excluded from the computation for each period.

The Company was a wholly-owned subsidiary of Bristol Hotel Company until July 28, 1998; therefore, no earnings per share calculations are presented for the period from Inception through June 30, 1998.

BRISTOL HOTEL COMPANY (PREDECESSOR)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998

(Unaudited, in thousands except per share amounts)

REVENUE

Rooms	$139,244

Food and beverage	31,782

Management fees	1,940

Other	9,192

Total revenue	182,158

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	39,096

Food and beverage	24,577

Other	2,330

Undistributed operating expenses:

Administrative and general	17,114

Marketing	12,627

Property occupancy costs	26,906

Depreciation and amortization	14,013

Corporate expense	8,717

Operating income	36,778

Other (income) expense:

Interest expense	12,562

Equity in income of joint ventures	(832)

Income before income taxes and extraordinary item	25,048

Income taxes	10,019

Income before extraordinary item	15,029

Extraordinary loss on early extinguishment of debt, net of tax	(25,689)

Net loss	$(10,660)

Earnings (loss) per common and common equivalent share:
Basic

Income before extraordinary item	$0.34

Extraordinary loss, net of tax	(0.58)

Net loss	$(0.24)

Diluted

Income before extraordinary item	$0.33

Extraordinary loss, net of tax	(0.56)

Net loss	$(0.23)

Weighted average number of common and common equivalent shares outstanding:

Basic	44,780

Diluted	45,606

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (PREDECESSOR)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1998

(Unaudited, in thousands except per share amounts)

REVENUE

Rooms	$259,616

Food and beverage	59,833

Management fees	3,456

Other	18,056

Total revenue	340,961

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	72,521

Food and beverage	45,817

Other	4,786

Undistributed operating expenses:

Administrative and general	32,851

Marketing	24,007

Property occupancy costs	51,379

Depreciation and amortization	26,918

Corporate expense	15,008

Operating income	67,674

Other (income) expense:

Interest expense	25,075

Equity in income of joint ventures	(1,386)

Income before income taxes and extraordinary item	43,985

Income taxes	17,595

Income before extraordinary item	26,390

Extraordinary loss on early extinguishment of debt, net of tax	(25,689)

Net income	$701

Earnings (loss) per common and common equivalent share:
Basic

Income before extraordinary item	$0.60

Extraordinary loss, net of tax	(0.58)

Net income	$0.02

Diluted

Income before extraordinary item	$0.59

Extraordinary loss, net of tax	(0.57)

Net income	$0.02

Weighted average number of common and common equivalent shares outstanding:

Basic	44,252

Diluted	45,073

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS COMPANY (PREDECESSOR)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1998

(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$701

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,918

Amortization of deferred financing costs	1,543

Equity in earnings of joint ventures	(1,386)

Non-cash portion of foreign currency translation	(716)

Non-cash portion of extraordinary item, net of tax	5,095

Compensation expense recognized for employee stock options	104

Changes in working capital	(2,250)

Increase in advance deposits	846

Decrease in restricted cash	1,376

Deferred income tax provision	3,677

Distribution from joint ventures	655

Increase in other liabilities	273

Cash provided by operating activities	36,836

CASH FLOWS USED IN INVESTING ACTIVITIES:

Improvements to property and equipment	(91,265)

Purchase of property and equipment	(9,000)

Sale of property and equipment	4,750

Omaha Acquisition and related costs (net of assumed debt)	(20,043)

Cash used in investing activities	(115,558)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(9,493)

Repayment of debt assumed in Omaha Acquisition	(25,329)

Borrowings under the FelCor Facility	120,000

Repayment of Senior Notes	(30,000)

Proceeds from BT loan	455,000

Repayment of Nomura Credit Facility	(455,000)

Proceeds from exercise of employee stock options	1,631

Increase in deferred charges and other non-current assets	(3,222)

Cash used in financing activities	53,587

Net decrease in cash and cash equivalents	(25,135)

Cash and cash equivalents at beginning of period	86,167

Cash and cash equivalents at end of period	$61,032

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Bristol Hotel Company (the “Predecessor” or “BHC”) was a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries and United Inns, Inc. BHC was merged with FelCor Lodging Trust Incorporated (“FelCor”) on July 27, 1998.

At June 30, 1998, the Predecessor owned 107 hotels and managed 15 additional hotels, two of which were owned by joint ventures in which the Predecessor owned a 50% interest. The properties, which contain approximately 32,700 rooms, are located in 22 states, the District of Columbia and Canada.

The consolidated statements of operations and cash flows for the three and six months ended June 30, 1998, have been prepared by the Predecessor and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the results of operations and cash flows for the three and six months ended June 30, 1998, have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Predecessor believes the disclosures made are adequate to make the information presented not misleading. However, the consolidated financial statements contained in this report should be read in conjunction with the Predecessor’s consolidated financial statements and notes thereto included in Bristol Hotels & Resorts’ Annual Report on Form 10-K for the year ended December 31, 1998.

2. LONG-TERM DEBT AND EXTRAORDINARY ITEMS

On April 21, 1998, the Predecessor entered into an interim credit facility with FelCor pursuant to which the Predecessor could borrow up to $120 million (the “FelCor Facility”). The FelCor Facility bears interest at a rate of LIBOR plus 2% and matures on December 31, 2003. As of June 30, 1998, the Predecessor had borrowed the entire $120 million available under this credit facility.

On May 11, 1998, the Predecessor refinanced $455 million of the Nomura Credit Facility with a new $455 million loan from Bankers Trust Company (the “BT Loan”). The BT Loan is secured by a pledge of stock in the subsidiaries of BHC, bears interest at LIBOR plus 1- 3/4% and matures on May 11, 2001. The Predecessor incurred approximately $33.1 million in yield maintenance costs and prepayment penalties related to the payoff of the existing facility which, along with $6.9 million of deferred financing charges, resulted in an extraordinary loss of $40.1 million ($24.0 million, net of tax) in 1998.

On June 15, 1998, the Predecessor prepaid the remaining $30 million of its 11.22% Senior Notes, and recognized an extraordinary loss of $2.8 million ($1.7 million, net of tax). The Predecessor paid $1.2 million in prepayment penalties and wrote-off $1.6 million of deferred financing fees and unamortized discount related to the Senior Notes.

BRISTOL HOTEL COMPANY (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. ACQUISITIONS AND DISPOSITIONS

On April 21, 1998, BHC acquired the 187-room Sheraton Four Points Hotel in Leominster, Massachusetts for $9.0 million. The purchase price was funded with borrowings from the FelCor Facility.

On April 30, 1998, BHC acquired 20 midwestern hotels (the “Omaha Acquisition”). The total consideration for these assets was $40 million of assumed debt (of which $25.3 million was paid off at closing), $20 million in cash and 1.43 million shares of BHC’s common stock. The portfolio consists of nine full-service Holiday Inns, five Holiday Inn Express hotels, five Hampton Inns and one Homewood Suites, with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; Central Kansas and Midland/ Odessa, Texas. BHC funded the cash portion of the purchase price and the $25.3 million of debt prepayments with borrowings under the FelCor Facility.

On June 9, 1998, BHC sold the 200 room Holiday Inn — Winter Park, in Orlando, Florida for $4.75 million. The net proceeds of the sale were applied to the BT Loan.

4. EARNINGS PER SHARE

The following table reconciles the computation of basic earnings per share to diluted earnings per share for the three months and six months ended June 30, 1998:

			Per Share
	Net Income	Shares	Amount

	($ in thousands)

Three months ended June 30, 1998:

Income before extraordinary item per share	$15,029	44,779,696	$0.34

Effect of options	—	826,281	—

Income before extraordinary item per share assuming dilution	$15,029	45,605,977	$0.33

Net loss per share	$(10,660)	44,779,696	$(0.24)

Effect of options	—	826,281	—

Net loss per share, assuming dilution	$(10,660)	45,605,977	$(0.23)

Six months ended June 30, 1998:

Income before extraordinary item per share	$26,390	44,252,162	$0.60

Effect of options	—	820,901	—

Income before extraordinary item per share assuming dilution	$26,390	45,073,063	$0.59

Net income per share	$701	44,252,162	$0.02

Effect of options	—	820,901	—

Net income per share, assuming dilution	$701	45,073,063	$0.02

Outstanding options to purchase shares of common stock, where the options’ exercise prices were greater than the average market price of the common shares for the time reported, were excluded from the above computation of diluted weighted average outstanding shares. For the three and six months ended June 30, 1998, 122,500 options were excluded from the computation for each period.

BRISTOL HOTEL COMPANY (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMPREHENSIVE INCOME

Due to the Predecessor’s Canadian operations, it engaged in transactions involving foreign currency resulting in negative translation adjustments of approximately $836,000 and $430,000 for the three and six months ended June 30, 1998. For the three months ended June 30, 1998, comprehensive loss was $11.5 million. Comprehensive income was $271,000 for the six months ended June 30, 1998. There were no other comprehensive income items for the three and six months ended June 30, 1998.

BRISTOL HOTELS & RESORTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements and information that are based on the Company’s current views and assumptions concerning future events. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions. These statements are subject to risks and uncertainties that could cause the Company’s actual operations and results of operations to differ materially from those reflected in such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to the Company achieving its business strategy and the costs and expected benefits of that strategy and having sufficient cash flow and other sources of cash to fund its lease payments, debt service requirements, working capital needs and other significant expenditures. Forward-looking statements are also based on what the Company anticipates future trends in the lodging industry will be and how those will be affected by industry capacity, the seasonal nature of the lodging industry, product demand and pricing and the other matters referred to from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

Bristol Hotels & Resorts

Results of operations for the three and six months ended June 30, 1999, reflect the operations of the Company’s leased hotels (101 hotels as of June 30, 1999) and those hotels operated under management contracts. The Company managed 13 properties as of the end of the period.

The Company’s results of operations from Inception (March 20, 1998) through June 30, 1998 include the operations of the Hampton Inn — Las Vegas beginning on May 20, 1998. Therefore, the operating results of the Company for the three months ended June 30, 1998 and the period from Inception through June 30, 1998 are not indicative of its future performance.

Bristol Hotel Company (Predecessor)

Historical results for the three and six months ended June 30, 1998, reflect the operations of the 107 hotels owned by the Predecessor as of June 30, 1998, and the joint venture ownership and/or management of 15 additional hotels.

Redevelopment and Rebranding Program

The Redevelopment and Rebranding Program started by BHC in November 1997 and continued by the Company impacted both the Company’s and the Predecessor’s operating results. The Redevelopment and Rebranding Program entails exterior and interior reconstruction of and renovations to a substantial number of hotels as well as the rebranding of certain hotels operated under the Company’s own brand names. In addition to the renovations, the Company expects to rebrand 19 hotels to the Crowne Plaza or Crowne Plaza Suites brand by the end of 2000. During the second quarter of 1999, the rebranding of one property to a Crowne Plaza was completed, bringing the total of hotels converted to the Crowne Plaza brand to 17 hotels. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 2000.

Statistical Summary

The following chart reflects the operations of comparable hotels (“Same Store Hotels”), which are hotels that were operated by the Company and its Predecessor during both periods presented, and excluding one hotel that is being marketed for sale by the owner. This information is presented on a pro forma basis, as if the acquisition of 20 Midwestern hotels on April 30, 1998 had occurred on January 1 of each period presented.

	Average	2nd Quarter 1999			2nd Quarter 1998			Occ
	Hotel							Chg.	Rate	RevPAR
	Rooms	Occ	Rate	RevPAR	Occ	Rate	RevPAR	(pp)	% Chg.	% Chg.

Same Store Hotels(1)
Leased(2)	15,762	70.7%	$83.90	$59.32	72.4%	$81.63	$59.10	-1.7pp	2.8%	0.4%
Managed(3)	1,160	76.7%	$87.17	$66.86	77.9%	$83.25	$64.85	-1.2pp	4.7%	3.1%

1998 Redevelopment
Leased(2)	6,256	72.1%	$99.84	$71.98	64.4%	$89.44	$57.60	7.7pp	11.6%	25.0%

1999 Redevelopment
Leased(2)	4,559	61.8%	$80.74	$49.90	73.3%	$74.23	$54.41	-11.5pp	8.8%	-8.3%

Total
Leased(2)	26,577	69.5%	$87.31	$60.68	70.7%	$82.00	$57.97	-1.2pp	6.5%	4.7%
Managed(3)	1,160	76.7%	$87.17	$66.86	77.9%	$83.25	$64.85	-1.2pp	4.7%	3.1%

Notes

(1)	Same Store Hotels excludes hotels undergoing renovation during the second quarter 1998 or 1999.

(2)	Canadian assets have been adjusted to remove the effect of period-to-period exchange rate fluctuations.

(3)	Excludes recently terminated contracts and those that are being marketed for sale by the owner (five assets in total).

The hotels which underwent redevelopment in 1998 have shown significant improvements in 1999 compared to the same period in 1998 as detailed above. The improvement in the hotels redeveloped in 1998 is offset by the disruptions caused by the Redevelopment and Rebranding Program to the 19 properties undergoing redevelopment during the six months ended June 30, 1999. Because of the number of hotels undergoing redevelopment in the periods presented, the statistics for the Same-Store Hotels are not representative of the Company’s portfolio. In the second quarter of 1999, 2.1% of total available rooms, totaling approximately 58,144 rooms nights, were out of service as a result of the Redevelopment and Rebranding Program. However, 18 hotels experienced disruptions to their public spaces, such as meeting rooms, lobby areas and restaurants, or exteriors during the quarter, which had a negative impact on group and transient sales for the period. For the six months ended June 30, 1999, 3.7% of the Company’s total available rooms, or approximately 207,507 room nights, were out of service due to the Redevelopment and Rebranding Program. Several of these hotels are located in major markets such as Chicago, Illinois; Orlando, Tampa and Cocoa Beach, Florida; Pittsburgh, Pennsylvania; and San Francisco, California. In May 1999, the Company reopened its newly redeveloped flagship hotel, the 443 room Allerton Crowne Plaza, located on Chicago’s “Magnificent Mile.”

RESULTS OF OPERATIONS

Bristol Hotels & Resorts

Three Months Ended June 30, 1999

The Redevelopment and Rebranding Program had a significant impact on the Company’s operations during the quarter. Rooms revenue was $147.8 million for the three months ended June 30, 1999. Rooms profit margin was 71.7% for the period. Food and beverage revenue was $35.9 million for the three months ended June 30, 1999. Food and beverage profit margin was 22.1% during the period. As discussed above, several of the Company’s significant major market hotels were undergoing or just emerging from redevelopment and in a ramp-up period. Operating margins during the redevelopment and ramp-up periods tend be lower than during normal operating periods.

Management fee income was $1.6 million for the quarter ended June 30, 1999. Of this amount, $336,000 (net of unamortized acquisition costs) is the termination fee for the Holiday Inn — Hollywood. The Company had 13 management contracts as of June 30, 1999.

Construction management fees for the three months ended June 30, 1999, were $1.0 million. These fees are charged to hotel owners for purchasing and project management services provided by the Company for construction projects, including the Redevelopment and Rebranding Program, calculated as a percentage of total costs. During the quarter ended June 30, 1999, 18 hotels were undergoing redevelopment.

Property occupancy costs include normal hotel operating costs, but do not include property taxes, ground rent and property insurance. Under the terms of the leases, these costs are the responsibility of the hotel owner. Property occupancy costs were $16.3 million for the three months ended June 30, 1999. Of this amount, approximately $7.4 million represented utility costs.

Corporate expense was $4.8 million for the three months ended June 30, 1999. This amount includes the costs of the Company’s support functions at its corporate office, public company costs such as stock exchange fees and costs related to corporate development and growth opportunities.

Tenant lease expense was $61.7 million for the three months ended June 30, 1999. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $7.9 million for the three months ended June 30, 1999. EBITDA margin (EBITDA divided by total revenues) was 4.0% for the period. Net income was $4.5 million for the three months ended June 30, 1999.

Six Months Ended June 30, 1999

Rooms revenue was $279.5 million for the six months ended June 30, 1999. Rooms profit margin was 71.3% for the period. Food and beverage revenue was $69.1 million for the six months ended June 30, 1999. Food and beverage profit margin was 22.1% during the period. The Redevelopment and Rebranding Program, which caused disruptions to 19 of the Company’s hotels during this period, had a significant impact on these results.

Management fee income was $2.5 million for the six months ended June 30, 1999. During the six month period, the Company added two new contracts, the Holiday Inn Express in Cambridge, Massachusetts and the Hampton Inn in Sault St. Marie, Michigan. As discussed earlier, the Company extended the term of the Holiday Inn — Vanderbilt management contract, and ceased managing two properties during the period. The Company had 13 management contracts as of June 30, 1999.

Construction management fees for the six months ended June 30, 1999, were $2.4 million. During the six months ended June 30, 1999, fees were charged to property owners for 19 hotels undergoing redevelopment, as well as for various capital projects.

Tenant lease expense was $113.8 million for the six months ended June 30, 1999. Property occupancy costs were $32.4 million for the six months ended June 30, 1999. Corporate expense was $11.3 million for the six months ended June 30, 1999.

EBITDA was $10.1 million for the six months ended June 30, 1999. EBITDA margin was 2.7% for the period. Net income was $5.6 million for the six months ended June 30, 1999.

Bristol Hotel Company (Predecessor)

Three Months and Six Months Ended June 30, 1998

Rooms revenue was $139.2 million and $259.6 million for the quarter and six months ended June 30, 1998, respectively. Rooms profit margin was 71.2% and 72.1% for the three and six month periods,

respectively. During the three months ended June 30, 1998, the Predecessor had approximately 95,786 room nights out-of-service or approximately 3.2% of the total available due to the Redevelopment and Rebranding Program. Approximately 181,198 room nights (3.1% of total available rooms) were out of service during the six months ended June 30, 1998.

Food and beverage revenue was $31.8 million and $59.8 million for the three and six months ended June 30, 1998, respectively. Food and beverage profit margin was 22.7% for the three months, and 23.4% for the six month period.

Management fee income was $1.9 million and $3.5 million for the three and six months ended June 30, 1998, respectively. The Predecessor had 15 management contracts during the period, including two contracts for properties owned by entities in which the Predecessor held a 50% joint venture interest.

Property occupancy costs of approximately $26.9 million and $51.3 million for the three and six months ended June 30, 1998, respectively, include normal hotel operating costs, as well as property tax, ground rent and property insurance. Property tax, ground rent, and property insurance became the obligation of the hotel owner after Spin-off.

Depreciation and amortization was $14.0 million and $26.9 million for the three and six months ended June 30, 1998, respectively. This amount included the depreciation of all of the Predecessor’s hotels and their furnishings, as well as the property and equipment in the Predecessor’s corporate office.

Corporate expenses of $8.7 million and $15.0 million for the three and six months ended June 30, 1998, respectively, included approximately $2.8 million of costs related to the merger of BHC with FelCor and the Spin-off of Bristol Hotels & Resorts.

Interest expense was $12.6 million and $25.1 million for the three and six months ended June 30, 1998, respectively. This amount is attributable to the Predecessor’s approximately $813.4 million of debt outstanding as of June 30, 1998.

Income of joint ventures of $832,000 for the quarter and $1.4 million for the six months ended June 30, 1998 reflected the Predecessor’s 50% interest in the earnings of two joint ventures.

The Predecessor recognized $25.7 million of extraordinary loss on the early retirement of the Nomura Credit Facility and its Senior Notes in the quarter ended June 30, 1998. Please refer to Note 2 of the Predecessor’s Notes to Consolidated Financials Statements for further discussion.

For the three months ended June 30, 1998, EBITDA was $51.6 million, EBITDA margin was 28.3%, and net loss was $10.7 million. For the six months ended June 30, 1998, EBITDA was $96.0 million, EBITDA margin was 28.1%, and net income was $701,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity are cash on hand, cash flow from operations, the $10.4 million outstanding of FelCor Notes and borrowings under the $40 million revolving credit facility led by Bankers Trust Company (the “Credit Facility”). The Company had approximately $27.6 million of cash on hand at June 30, 1999. The Company believes that it currently requires approximately $10 million to $15 million of cash to fund its day-to-day working capital needs.

The Company’s operations generated approximately $7.6 million of cash flow for the six months ended June 30, 1999. The Company’s cash flows are sensitive to the performance of the leased and managed properties. For managed properties, the Company’s cash flows are principally tied to changes in the gross revenues of the properties. For leased properties, the Company is impacted both by changes in gross revenues as well as changes in operating expenses and rent expense.

The Company has the ability under the Credit Facility to issue a standby letter of credit to secure the Company’s obligations under the leases with FelCor. As of June 30, 1999, Company had a standby letter of credit outstanding to FelCor of $9.1 million. This amount may be reduced from time to time pursuant to the liquid net worth requirements of the leases.

The Company is actively pursuing opportunities for growth through additions to its leasehold and management portfolio. It is possible that some new management contracts or leases could require a small capital investment on the part of the Company. The Company has previously announced agreements to manage three Hilton Garden Inns and a 265-room upscale Hilton Hotel, all of which are under development. The first of these properties, a Hilton Garden Inn in Round Rock (Austin), Texas, is scheduled to open in October 1999. The remaining properties are scheduled to open in 2000. Additionally, the Company announced a lease agreement entered into during the quarter with an entity that will be owned 15% by the Company and 85% collectively by two other parties, Winston Hotels, Inc. and Regent Partners, Inc., for a 158-room Hilton Garden Inn located in Windsor, CT. The hotel is currently under development and opening is scheduled for the second half of 2000.

The Company is continuously exploring opportunities for increasing efficiency at the hotels and the corporate office. Some of these opportunities could require small capital investments by the Company to achieve the targeted savings, such as the development and installation of the Company’s wide area network, and the installation of $3.5 million of energy-saving devices throughout 52 of its leased hotels. The Company has spent $753,000 on this capital project through June 30,1999, and expects to complete the installation by the end of 1999. The Company believes that it has adequate capital resources to fund its growth opportunities for the immediate future.

YEAR 2000 READINESS

Since the Company last reported on the status of its Year 2000 Readiness Program, it is continuing to progress through the Replace/ Upgrade stage of the non-compliant systems and has begun work into the final stage, Contingency. The Company has completed Year 2000 remediation to the critical hardware and software systems in 55 hotels with another 49 hotels remaining. The remediation work is being completed at a rate of 4 to 6 hotels per week. The project is on schedule and the Company anticipates the substantial completion of the Year 2000 Readiness Program by November 1999.

Contingency Planning

The Company has formed a Y2K Contingency Planning Task Force. The Task Force has adopted a contingency planning guide for addressing issues concerning operational and third-party systemic issues at the hotel property level. The contingency planning guide includes, among other actions, manual workarounds and adjustments to staffing strategies.

Costs

Since the cost of remediation of non-compliant systems are the responsibility of the property owners, the Company does not anticipate incurring any material costs. The Company anticipates spending a total of approximately $350,000 during the remediation process, and has incurred approximately $144,000 of these costs as of June 30, 1999.

Risks

No new risks have been identified by the Company.

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
23.1 Consent of Arthur Andersen LLP.
23.2 Consent of Arthur Andersen LLP.
27.1 Financial Data Schedule.

(b)	Reports on Form 8-K
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL HOTELS & RESORTS

Date: August 13, 1999	By /s/ John D. Bailey John D. Bailey Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

23.1	— Consent of Arthur Andersen LLP.
23.2	— Consent of Arthur Andersen LLP.
27.1	— Financial Data Schedule.