Form 10-Q
period 1999-09-30
BRISTOL HOTELS & RESORTS
filed 1999-11-15
CIK 1059760

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 1999

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

      The number of shares of common stock, par value $.01 per share, outstanding at November 9, 1999, was 17,808,686.

BRISTOL HOTELS & RESORTS INDEX
BRISTOL HOTELS & RESORTS
BRISTOL HOTELS & RESORTS MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Nine Months Ended September 30, 1999
Three Months Ended September 30, 1998 and Period from Inception through September 30, 1998
Bristol Hotel Company (Predecessor)
July 1, 1998 through July 27, 1998 and January 1, 1998 through July 27, 1998
SIGNATURE
EXHIBIT INDEX

BRISTOL HOTELS & RESORTS

INDEX

Page No.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements:

Bristol Hotels & Resorts

Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998	3

Consolidated Statements of Operations for the nine months ended September 30, 1999 and period from Inception (March 20, 1998) through September 30, 1998	4

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and period from Inception (March 20, 1998) through September 30, 1998	6

Notes to Consolidated Financial Statements	7
Bristol Hotel Company (Predecessor)

Consolidated Statement of Operations for the period July 1, 1998 through July 27, 1998	9

Consolidated Statement of Operations for the period January 1, 1998 through July 27, 1998	10

Consolidated Statement of Cash Flows for the period January 1, 1998 through July 27, 1998	11

Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURE	23

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited, in thousands except per share amounts)

	September 30,	September 30,
	1999	1998

REVENUE

Rooms	$150,653	$92,048

Food and beverage	33,722	20,987

Management fees	1,963	998

Construction management fees	513	995

Other	10,021	6,179

Total revenue	196,872	121,207

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	42,831	26,053

Food and beverage	26,726	16,052

Other operating departments	4,071	2,535

Undistributed operating expenses:

Tenant lease expense	62,800	38,894

Administrative and general	17,785	11,728

Marketing	15,663	7,721

Property occupancy costs	17,900	11,847

Depreciation and amortization	834	378

Corporate expense	5,507	3,958

Operating income	2,755	2,041

Other income (expense):

Interest income (expense), net	393	(78)

Equity in income of joint venture	28	—

Income before income taxes	3,176	1,963

Provision for income taxes	1,254	787

NET INCOME	$1,922	$1,176

Earnings per common and common equivalent share:

Net income:

Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Weighted average number of common and common equivalent shares outstanding:

Basic	17,829	12,753

Diluted	18,130	12,921

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE

PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH SEPTEMBER 30, 1998
(Unaudited, in thousands except per share amounts)

	Nine Months	Inception
	Ended	Through
	September 30,	September 30,
	1999	1998

REVENUE

Rooms	$430,144	$92,175

Food and beverage	102,798	20,988

Management fees	4,481	998

Construction management fees	2,904	995

Other	29,673	6,183

Total revenue	570,000	121,339

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	122,899	26,101

Food and beverage	80,521	16,052

Other operating departments	11,458	2,536

Undistributed operating expenses:

Tenant lease expense	176,637	38,992

Administrative and general	52,883	11,743

Marketing	44,779	7,734

Property occupancy costs	50,253	11,863

Depreciation and amortization	2,224	378

Corporate expense	16,848	3,958

Operating income	11,498	1,982

Other income (expense):

Interest income (expense), net	979	(78)

Equity in loss of joint venture	(17)	—

Income before income taxes	12,460	1,904

Provision for income taxes	4,922	787

NET INCOME	$7,538	$1,117

Earnings per common and common equivalent share:

Net income:

Basic	$0.42	$0.19

Diluted	$0.42	$0.18

Weighted average number of common and common equivalent shares outstanding:

Basic	17,797	6,018

Diluted	18,099	6,196

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

(Dollars in thousands)

	September 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS
Current assets

Cash and cash equivalents	$15,904	$24,916

Accounts receivable, net	49,702	35,329

Prepaid rent	13,613	11,042

Inventory	10,506	9,612

Notes receivable — FelCor	10,382	9,100

Deposits and other current assets	6,427	6,144

Total current assets	106,534	96,143

Property and equipment, net	7,417	5,889

Investment in joint venture	721	—

Investment in management contracts, net	1,370	1,962

Deferred charges and other non-current assets, net	1,029	1,528

Total assets	$117,071	$105,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued expenses	$41,795	$41,641

Accrued occupancy, sales and use taxes	8,143	6,512

Accrued rent	10,141	8,498

Accrued insurance reserves	6,063	6,511

Total current liabilities	66,142	63,162

Deferred income taxes	1,027	1,376

Other liabilities	6,868	5,575

Total liabilities	74,037	70,113

Common stock ($.01 par value; 100,000,000 shares authorized, 31,981,365 shares issued at September 30, 1999, and 31,957,919 shares issued at December 31, 1999, respectively, and 17,808,686 and 17,778,315 shares outstanding at September 30, 1999,and December 31, 1998, respectively)	229	228

Additional paid-in capital	57,246	57,160

Cumulative translation adjustment	12	12

Treasury stock, at cost (5,065,409 shares)	(24,636)	(24,636)

Retained earnings	10,183	2,645

Total stockholders’ equity	43,034	35,409

Total liabilities and stockholders’ equity	$117,071	$105,522

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE

PERIOD FROM INCEPTION (MARCH 20, 1998) THROUGH SEPTEMBER 30, 1998
(Unaudited, dollars in thousands)

	Nine Months	Inception
	Ended	Through
	September 30,	September 30,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,538	$1,117

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	2,224	378

Amortization of deferred financing fees	213	55

Non-cash portion of foreign currency translation	—	(19)

Equity in loss of joint venture	(17)	—

Non-cash write-off of investment in Hollywood management contract	840	—

Compensation expense recognized for employee stock options	187	54

Compensation expense recognized for restricted stock issued to executive officer	45	—

Changes in working capital	(14,759)	(5,262)

Increase in other liabilities	1,293	5

Deferred tax provision	(350)	18

Cash used in operating activities	(2,786)	(3,654)

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to property and equipment	(3,568)	(91)

Investment in joint venture	(704)	—

Investment in management contract	(400)	—

Cash used in investing activities	(4,672)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from Predecessor	—	48,988

Proceeds from employee stock purchase plan	—	1,538

Repurchase of shares from Bass plc	—	(25,814)

Repurchase and retirement of common stock	(188)	—

Decrease in deferred charges and other non-current assets	(128)	(56)

Increase in FelCor Notes, net of repayments	(1,282)	—

Proceeds from exercise of employee stock options	44	574

Cash provided by (used in) financing activities	(1,554)	25,230

Net increase (decrease) in cash and cash equivalents	(9,012)	21,485

Cash and cash equivalents at beginning of period	24,916	—

Cash and cash equivalents at end of period	$15,904	$21,485

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Bristol Hotels & Resorts (together with its subsidiaries, the “Company” or “Bristol”) is a Delaware corporation which was incorporated on March 20, 1998 (“Inception”), and began operations on May 20, 1998, as a subsidiary of Bristol Hotel Company (“BHC” or the “Predecessor”). The Company was spun off from BHC (the “Spin-off”) in connection with the merger of BHC with FelCor Lodging Trust Incorporated (“FelCor”) on July 27, 1998, and began trading on July 28, 1998, as a separate publicly traded company.

The Company is one of the leading independent hotel operating companies in the United States, operating 115 primarily full-service hotels (as of September 30, 1999) in the upscale and midscale segments of the hotel industry, of which 100 hotels are operated under the long-term leases with FelCor. The hotels contain approximately 30,700 rooms and are located in 27 states and Canada with 30 hotels in Texas, 11 hotels in California and 9 hotels in Georgia. Bristol operates the largest number of Bass Hotels & Resorts branded hotels in the world, including Crowne Plaza, Holiday Inn Select, Holiday Inn and Holiday Inn Express hotels. Bristol also operates 21 hotels under other hotel brands, including Sheraton Four Points, Hampton Inn, Homewood Suites, Hawthorne Suites, Courtyard by Marriott and Fairfield Inn.

2. BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1998, has been derived from the audited balance sheet at that date. The consolidated balance sheet at September 30, 1999, and the consolidated statements of operations for the three and nine months ended September 30, 1999, the three months ended September 30, 1998, and the period from Inception through September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1999, and the period from Inception through September 30, 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998, and the results of operations and cash flows for the periods presented have been made. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimated. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

The Company had no operations from March 20, 1998, through May 19, 1998. Operations began on May 20, 1998, with the lease of the Hampton Inn — Las Vegas. From May 20, 1998, to July 28, 1998, the Company’s sole asset was the leasehold interest in the Hampton Inn — Las Vegas; therefore, the statements of operations and cash flows presented for the Company for the three months ended September 30, 1998, and the period from Inception through September 30, 1998, are not indicative of the Company’s future performance.

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

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. INVESTMENT IN MANAGEMENT CONTRACTS

During the third quarter of 1999, the Company received notice from the owner of five hotels managed by the Company of the sale of these hotels and the termination of the management contracts. The Company accrued a termination fee of $1 million during the third quarter, and ceased management of these properties on October 12, 1999.

4. EARNINGS PER SHARE

The following table reconciles the computation of basic earnings per share to diluted earnings per share for the three and nine months ended September 30, 1999, the three months ended September 30, 1998, and the period from Inception through September 30, 1998:

			Per Share
	Net Income	Shares	Amount

	($ in thousands)

Three months ended September 30, 1999:

Net income per share	$1,922	17,828,795	$0.11

Effect of options	—	300,958	—

Net income per share, assuming dilution	$1,922	18,129,753	$0.11

Nine months ended September 30, 1999:

Net income per share	$7,538	17,796,522	$0.42

Effect of options	—	302,234	—

Net income per share, assuming dilution	$7,538	18,098,756	$0.42

Three months ended September 30, 1998:

Net income per share	$1,176	12,753,420	$0.09

Effect of options	—	167,528	—

Net income per share, assuming dilution	$1,176	12,920,948	$0.09

Inception through September 30, 1998:

Net income per share	$1,117	6,017,526	$0.19

Effect of options	—	178,344	—

Net income per share, assuming dilution	$1,117	6,195,870	$0.18

Outstanding options to purchase shares of common stock, where the options’ exercise prices were greater than the average market price of the common shares for the time reported, are excluded from the above computation of diluted weighted average outstanding shares. For the three and nine months ended September 30, 1999, 116,250 options were excluded from the computation for each period. For the three months ended September 30, 1998, and the period from Inception through September 30, 1998, 303,325 and 228,325 options were excluded from the computation, respectively.

BRISTOL HOTEL COMPANY (PREDECESSOR)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD JULY 1, 1998 THROUGH JULY 27, 1998

(Unaudited, in thousands except per share amounts)

July 1, 1998
Through
July 27, 1998

REVENUE

Rooms	$49,021

Food and beverage	9,167

Management fees	82

Other	4,779

Total revenue	63,049

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	17,200

Food and beverage	8,934

Other	638

Undistributed operating expenses:

Administrative and general	8,666

Marketing	5,162

Property occupancy costs	14,528

Depreciation and amortization	7,382

Corporate expense	12,669

Operating loss	(12,130)

Other expense:

Interest expense	5,817

Equity in loss of joint ventures	602

Loss before income taxes	(18,549)

Income tax benefit	(7,420)

Net loss	$(11,129)

Earnings per common and common equivalent share:

Net loss:

Basic	$(0.25)

Diluted	(0.24)

Weighted average number of common and common Equivalent shares outstanding:

Basic	45,235

Diluted	46,013

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (PREDECESSOR)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 1998 THROUGH JULY 27, 1998

(In thousands except per share amounts)

January 1, 1998
Through
July 27, 1998

REVENUE

Rooms	$308,638

Food and beverage	68,999

Management fees	3,538

Other	22,835

Total revenue	404,010

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	89,721

Food and beverage	54,751

Other	5,424

Undistributed operating expenses:

Administrative and general	41,517

Marketing	29,169

Property occupancy costs	65,907

Depreciation and amortization	34,300

Corporate expense	27,676

Operating income	55,545

Other (income) expense:

Interest expense	30,892

Equity in income of joint ventures	(783)

Income before income taxes and extraordinary item	25,436

Income taxes	10,175

Income before extraordinary item	15,261

Extraordinary loss, net of tax	(25,689)

Net loss	$(10,428)

Earnings per common and common equivalent share:

Income before extraordinary item:

Basic	$0.34

Diluted	$0.34

Net loss:

Basic	$(0.23)

Diluted	$(0.23)

Weighted average number of common and common equivalent shares outstanding:

Basic	44,380

Diluted	45,194

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (PREDECESSOR)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 1998 THROUGH JULY 27, 1998

(Dollars in thousands)

January 1, 1998
Through
July 27, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,428)

Adjustment to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	34,300

Amortization of deferred financing costs	1,609

Non-cash portion of extraordinary item, net of tax	5,095

Compensation expense recognized for employee stock options	132

Equity in earnings of joint ventures	616

Non-cash portion of foreign currency translation	1,276

Changes in working capital	5,791

Decrease in restricted cash	1,263

Distribution from joint ventures	90

Deferred income tax provision	1,143

Decrease in other liabilities	(785)

Cash provided by operating activities	40,102

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to property and equipment	(102,283)

HI-Thomas Circle settlement	4,100

Sale of property and equipment	4,750

Omaha Acquisition, net of assumed debt	(20,043)

Purchase of property and equipment	(9,000)

Cash used in investing activities	(122,476)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt assumed in Omaha Acquisition	(25,329)

Repayment of long-term debt	(13,508)

Repayment of Senior Notes	(30,000)

Borrowings under FelCor facility	120,000

Proceeds from BT loan	490,000

Repayment of Nomura credit facility	(455,000)

Proceeds from exercise of employee stock options	1,631

Increase in deferred charges and other non-current assets	(4,021)

Cash provided by financing activities	83,773

Net increase in cash and cash equivalents	1,399

Cash and cash equivalents at beginning of period	86,167

Cash and cash equivalents at end of period	$87,566

Supplemental cash flow information:
Non-cash investing activities

Common stock issued in Omaha Acquisition	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Bristol Hotel Company (“BHC” or the “Predecessor”) is a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries and United Inns, Inc. At July 27, 1998, prior to the spin-off and the FelCor Merger (as defined in Note 2), BHC owned 107 hotels and managed 16 additional hotels, one of which was owned by a joint venture in which BHC owned a 50% interest. The properties, which contain approximately 32,700 rooms, are located in 27 states, the District of Columbia and Canada. BHC acquired the ownership and/or management of 60 of these properties on April 28, 1997 (the “Holiday Inn Acquisition”).

The consolidated statements of operations for the periods from July 1,1998, through July 27, 1998 and January 1, 1998, through July 27, 1998, and the consolidated statement of cash flows for the period January 1, 1998, through July 27, 1998, are presented before giving effect to the spin-off and the FelCor Merger.

The consolidated statements of operations and cash flows for the period January 1, 1998, through July 27, 1998 are derived from the audited financial statements for the related period. The consolidated statement of operations for the period July 1, 1998, through July 27, 1998, was prepared by BHC and is unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the results of operations for the periods from July 1, 1998, through July 27, 1998, and January 1, 1998, through July 27, 1998, and its cash flows for the period from January 1, 1998, through July 27, 1998 have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations. Management does not believe that the results of operations of BHC as predecessor are necessarily indicative of the future results of the spin-off entity, Bristol Hotels & Resorts (“BH&R”).

2.  FELCOR MERGER AND THE SPIN-OFF

BHC’s hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts, in connection with the merger of BHC with FelCor Suite Hotels, Inc. (“FelCor”) on July 27, 1998 (the “FelCor Merger”). The FelCor Merger was consummated following the spin-off.

In the spin-off, BHC stockholders received one common share of BH&R for every two of their BHC common shares. In the FelCor Merger, BHC stockholders received 0.685 FelCor common shares for each of their existing BHC common shares. As a result of these transactions, former BHC stockholders own all of BH&R’s equity and 44% of FelCor’s outstanding common equity. The spin-off was taxable to BHC and its stockholders, while the FelCor Merger was tax-free to FelCor and BHC stockholders.

Each of the BHC hotels acquired by FelCor in the FelCor Merger are leased to and operated by BH&R. BH&R and FelCor are separately owned and managed.

BRISTOL HOTEL COMPANY (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SETTLEMENTS

On July 24, 1998, in settlement of a dispute with its joint venture partner, BHC sold its 50% interest in the HI — Thomas Circle Joint Venture to an affiliate of John Hancock Life Insurance Company, its joint venture partner, for $4.1 million, resulting in a loss of $664 thousand.

4. EARNINGS PER SHARE

The following table reconciles the computation of basic earnings per share to diluted earnings per share for the periods from July 1, 1998, through July 27, 1998 and from January 1, 1998 through July 27, 1998:

			Per Share
	Net Income	Shares	Amount

	($ in thousands)

July 1, 1998 through July 27, 1998:

Net loss per share	$(11,129)	45,234,972	$(0.25)

Effect of options	—	778,116	—

Net loss per share, assuming dilution	$(11,129)	46,013,088	$(0.24)

January 1, 1998 through July 27, 1998:

Income before extraordinary item per share	$15,261	44,379,739	$0.34

Effect of options	—	814,744	—

Income before extraordinary item per share assuming dilution	$15,261	45,194,483	$0.34

Net loss per share	$(10,428)	44,379,739	$(0.23)

Effect of options	—	814,744	—

Net loss per share, assuming dilution	$(10,428)	45,194,483	$(0.23)

Outstanding options to purchase shares of common stock, where the options’ exercise prices were greater than the average market price of the common shares for the time reported, were excluded from the above computation of diluted weighted average outstanding shares. For both of the periods presented, 337,500 options were excluded from the computation.

5. COMPREHENSIVE INCOME

BHC adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in a company’s equity.

Due to BHC’s Canadian operations, it engaged in transactions involving foreign currency resulting in translation adjustments of approximately $2.0 million and $1.6 million for the one and seven months ended July 27, 1998. For the period from July 1, 1998, through July 27, 1998 and January 1, 1998, through July 27, 1998, comprehensive loss was $9.1 million and $8.9 million, respectively.

BRISTOL HOTELS & RESORTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements and information that are based on management’s current views and assumptions concerning future events. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions. These statements are subject to risks and uncertainties that could cause Bristol’s actual operations and results of operations to differ materially from those reflected in such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to Bristol achieving its business strategy and the costs and expected benefits of that strategy and having sufficient cash flow and other sources of cash to fund its lease payments, debt service requirements, working capital needs and other significant expenditures. Forward-looking statements are also based on what Bristol anticipates future trends in the lodging industry will be and how those will be affected by industry capacity, the seasonal nature of the lodging industry, product demand and pricing and the other matters referred to from time to time in Bristol’s filings with the Securities and Exchange Commission. Bristol undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Statistical Summary

The following chart reflects the operations of comparable hotels (“Same Store Hotels”), which are hotels that we operated or were operated by the Predecessor during both periods presented, and excluding four hotels that are being marketed for sale by the owner.

	Average	3rd Quarter 1999			3rd Quarter 1998			Occ
	Hotel							Chg.	Rate	RevPAR
	Rooms	Occ	Rate	RevPAR	Occ	Rate	RevPAR	(pp)	% Chg.	% Chg.

Same Store Hotels(1)
Leased(2)	20,204	71.9%	$85.42	$61.42	72.0%	$82.63	$59.49	- 0.1%	3.4%	3.2%
Managed(3)	1,147	76.8%	$88.83	$68.22	80.5%	$86.17	$69.37	- 3.7%	3.1%	-1.7%

1998 Redevelopment
Leased(2)	3,804	72.3%	$96.12	$69.49	58.5%	$86.10	$50.37	13.8%	11.6%	38.0%

1999 Redevelopment
Leased(2)	2,241	66.6%	$70.50	$46.95	66.4%	$69.54	$46.17	0.2%	1.4%	1.7%

Total
Leased(2)	26,249	71.5%	$85.80	$61.35	69.7%	$81.95	$57.12	1.8%	4.7%	7.4%
Managed(3)	1,147	76.8%	$88.83	$68.22	80.5%	$86.17	$69.37	- 3.7%	3.1%	-1.7%

Notes

(1)	Same Store Hotels excludes hotels undergoing renovation during the third quarter 1998 or 1999.

(2)	Canadian assets have been adjusted to remove the effect of period-to-period exchange rate fluctuations.

(3)	Excludes recently terminated contracts.

Overview

Our leased hotels experienced a 1.8% gain in occupancy for the three months ended September 30, 1999, over the same period last year. The greatest improvement came from the hotels which were redeveloped in 1998. These hotels had a 13.8% increase in occupancy, and a 38.0% increase in revenue per available room (“RevPAR”). Our primary focus for the period was to improve our market share performance. While we increased occupancy, we had a shift in our mix of business, accepting more lower rated business than had been anticipated due to stronger competition in many of our markets. We also increased our marketing and sales efforts, and therefore costs, during the period to respond to increased competition. Travel agent commissions and franchise-sponsored frequent guest program costs increased significantly over the prior year.

Average daily room rates (“ADR”) and RevPAR increased 4.7% and 7.4%, respectively, compared to last year. Rent expense is based on gross revenues without regard for changes in operating costs. Increased revenues caused by increases in occupancy levels could have a negative impact on our earnings if the incremental business is not sold at sufficiently high rates, because of increased operating costs such as housekeeping services. As a result, our margins after rent expense were below expectations for the period.

We have taken a number of steps in response to improve our profitability:

We realigned our operating organizational structure in September 1999 to align hotels by product type rather than geographic region, and hotel general managers will report directly to division management teams generally consisting of a vice president of operations and division vice presidents of sales and revenue management. We believe that this structure allows each divisional team to become experts in their hotel type, improving both revenues and expenses at the hotel level.

A review has been completed of the fixed staffing levels at comparable hotels. During this review, we identified numerous hotel-level salaried positions that were created in connection with major acquisitions or to handle redevelopment and repositioning issues. We have concluded that approximately 150 hotel-level salaried positions could be eliminated without adversely affecting revenues or service levels. These positions will be phased out by the end of 1999.

Our national sales organization has been expanded to more effectively pursue business opportunities with major corporate accounts and to leverage existing relationships across the entire portfolio of hotels. This organization interfaces directly with Bass Hotels & Resorts’ world-wide sales effort for the Holiday Inn and Crowne Plaza brands, and a pilot cross referral system is being tested. Bass Hotels & Resorts has also recently expanded its staff dedicated to national sales production.

Our national purchasing program is being expanded and new compliance procedures have been initiated to maximize national rebate programs and reduce food and beverage costs.

As a result of the realignment of our organizational structure and the elimination of hotel-level salaried positions, we anticipate incurring non-recurring costs in the fourth quarter for relocation and severance payments. Additionally, we are reducing the size of our construction and design department, due to the completion of the major redevelopment projects. We will also incur non-recurring severance costs for these construction and design employees in the fourth quarter.

During the third quarter of 1999, we continued the final stages of the Redevelopment and Rebranding Program. This program entails exterior and interior reconstruction of and renovations to a substantial number of hotels as well as the rebranding of certain hotels that were operated under our own brand names of Harvey Hotel and Bristol Suites. We have successfully rebranded 18 hotels to the Crowne Plaza brand through this program. During the third quarter of 1999, ten hotels were undergoing redevelopment. During this period, less than 1.0% of total available rooms, totaling 20,094 room nights, were out of service as a result of the Redevelopment and Rebranding Program. Several of the hotels impacted during the quarter had no or relatively few rooms out of service, yet disruptions to their public spaces, such as meeting rooms, lobby areas and restaurants, or exteriors had a negative impact on group and transient sales.

During the nine months ended September 30, 1999, 24 hotels were undergoing redevelopment. Out of service rooms totaled 227,601 for the period, or approximately 2.8% of our total available rooms. Several of the hotels disrupted during the nine months are located in major markets such as Chicago, Illinois; Orlando, Tampa, and Cocoa Beach, Florida; Philadelphia and Pittsburgh, Pennsylvania; and San Francisco, California.

RESULTS OF OPERATIONS

Bristol Hotels & Resorts

Results of operations for the three and nine months ended September 30, 1999, reflect the operations of our leased hotels (101 hotels as of September 30, 1999) and those hotels operated under management contracts. We managed 14 properties as of the end of the period, five of which we ceased managing on October 12, 1999.

Our results of operations from Inception (March 20, 1998) through July 27, 1998, solely reflect the operations of the Hampton Inn — Las Vegas beginning on May 20, 1998. The results of operations for the period from Inception through September 30, 1998, also include the operations of the assets acquired in the spin-off, including the FelCor leases, from July 28, 1998. We do not believe that our operating results for the three months ended September 30, 1998, and the period from Inception through September 30, 1998, are indicative of our future performance. Therefore, we believe that period-to-period comparisons of our 1999 results of operations to 1998 results of operations would be misleading and are not made in this report.

Three Months Ended September 30, 1999

In the third quarter of 1999, room revenues were $150.7 million. Rooms profit margin, however, was negatively impacted by increased payroll costs and lower than expected room rates. Rooms profit margin was 71.6% for the quarter, a slight decrease from the prior quarter’s margin of 71.7%. In September 1999, Hurricane Floyd disrupted our operations in Florida and the southeastern United States. Mandatory evacuations in Charleston, South Carolina, and Cocoa Beach and Miami, Florida, as well as disruptions to other Florida hotels, caused an estimated $535,000 of lost revenue. None of the properties affected sustained serious damage from the hurricane and all were able to re-open immediately.

Food and beverage revenue was $33.7 million for the quarter ended September 30, 1999. Approximately 57.8% of our food and beverage revenue was from the banquet and catering departments. Food and beverage profit margin was 20.8% for the period, compared to 22.1% for the second quarter of 1999.

Management fee income was approximately $2.0 million for the quarter ended September 30, 1999. This amount includes a $1 million termination fee related to five hotels which we managed for one owner through October 12, 1999. The hotels were sold to a new owner who took over management of the hotels. We began managing the Hawthorne Hotel and Suites at Chicago’s O’Hare Airport in August 1999. As of the end of the quarter, we had 14 management contracts, including the five hotels discussed above.

Construction management fees of $513,000 were charged to hotel owners during the quarter for our purchasing and project management services for construction projects, including the Redevelopment and Rebranding Program. The major redevelopment projects are nearly complete, and future projects will be limited to normal ongoing replacements to FF&E. As a result, we are significantly reducing our construction and design department during the fourth quarter. We do not believe that construction management fees will continue to be a significant source of revenue.

Administrative and general costs were $17.8 million during the quarter. As we implement the organizational realignment and reduction of positions discussed earlier, we anticipate incurring one-time charges for severance and relocation costs in the fourth quarter of 1999.

Sales and marketing costs were $15.7 million for the period. As discussed previously, we have expanded our national sales organization in order to more effectively pursue major corporate accounts and to leverage existing guest relationships across the entire portfolio of hotels. We have also implemented a retention program for hotel-level sales staff. We have determined that many of our revenue shortfalls can be attributed to high turnover in the hotel-level sales organization. We expect that the investment in retention will be more than offset by the reduced costs of recruiting and training new employees.

Property occupancy costs were $17.9 million for the period, of which $8.9 million were utility costs. Property occupancy costs include normal hotel operating costs, but do not include property taxes, ground rent and property insurance. Under the terms of the leases, these costs are borne by the property owner.

Tenant lease expense was $62.8 million for the quarter. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements.

Corporate expense was $5.5 million for the quarter ended September 30, 1999. This amount includes the costs of the support functions in our corporate office, public company costs, and costs related to acquiring new operating contracts. As we significantly reduce our construction and design department, those cost savings will be reflected in corporate expense in the future. However, we anticipate a non-recurring charge in the fourth quarter of 1999 for severance payments to terminated employees.

EBITDA (earnings before taxes, depreciation and amortization) was $3.6 million for the quarter ended September 30, 1999. EBITDA margin (EBITDA divided by gross revenues) was 1.8% for the period. Net income was $1.9 million for the three months ended September 30, 1999.

Nine Months Ended September 30, 1999

Rooms revenue was $430.1 million for the nine months ended September 30, 1999. Rooms profit margin was 71.4%. Revenues and margins were negatively impacted by disruptions caused to the 24 hotels undergoing redevelopment during the period. Food and beverage revenue was $102.8 million for the period, and departmental profit margin was 21.7%.

Management fee income was $4.5 million for the period. Of this amount, $1 million is the termination fee recorded in the third quarter of 1999, and $336,000 (net of unamortized acquisition costs) is the termination fee received in April 1999 for the Holiday Inn — Hollywood.

Construction management fees of approximately $2.9 million relate primarily to fees earned for purchasing and project management services provided to property owners. As the Redevelopment and Rebranding Program is substantially complete, we do not anticipate construction management fees to be a significant source of revenue in the future.

Administrative and general costs were $52.9 million during the nine months ended September 30, 1999. Marketing costs were $44.8 million during the period. Tenant lease expense, which is calculated as a percentage of revenues, was $176.6 million. Property occupancy costs were $50.2 million for the period. Corporate expenses were $16.8 million for the nine months ended September 30, 1999.

EBITDA was $13.7 million for the nine months ended September 30, 1999 and EBITDA margin was 2.4% for the period. Net income was $7.5 million for the nine month period.

Three Months Ended September 30, 1998 and Period from Inception through September 30, 1998

Bristol Hotels & Resorts was a wholly owned subsidiary of BHC until July 27, 1998, and until that date, our sole asset was the leasehold interest in the Hampton Inn — Las Vegas (from May 20, 1998). The results of operations for the period from Inception through September 30, 1998 also include the operations of the assets acquired in the spin-off, including the FelCor leases, from July 28, 1998.

Rooms revenue was $92.0 million and $92.2 million for the quarter ended September 30, 1998 and the period from Inception through September 30, 1998, respectively. This amount is primarily related to operations for the two months after the spin-off. Rooms profit margin was 71.7% for both periods. During the period from July 27, 1998 through September 30, 1998, we had 61,507 room nights out of service, or approximately 3.1% of our available rooms, due to the Redevelopment and Rebranding Program. Eleven hotels were undergoing redevelopment during the period from July 27, 1998 through September 30, 1998.

Food and beverage revenue was $21.0 million for both the three months ended September 30, 1998 and the period from Inception through September 30, 1998. Food and beverage profit margin was 23.5% for both periods.

Management fee income was $998 thousand for the three months ended September 30, 1998 and the period from Inception through September 30, 1998. Construction management fees for the quarter ended September 30, 1998 and the period from Inception through September 30, 1998 were $995 thousand.

Property occupancy costs were $11.9 million for both periods ended September 30, 1998. Tenant lease expense for the three months ended September 30, 1998 and the period from Inception through September 30, 1998 was $38.9 million and $39.0 million, respectively. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $2.4 million for both periods. EBITDA margin (EBITDA divided by total revenues) was 2.0% and 1.9% for the three months ended September 30, 1998 and the period from Inception through September 30, 1998, respectively. Net income was $1.2 million and $1.1 million for the three months ended September 30, 1998 and the period from Inception through September 30, 1998, respectively.

Bristol Hotel Company (Predecessor)

Historical results for the period July 1, 1998 through July 27, 1998, and the period January 1, 1998 through July 27, 1998, reflect the operations of the 107 hotels owned by the Predecessor as of July 27, 1998, and the joint venture ownership and/or management of 16 additional hotels.

July 1, 1998 through July 27, 1998 and January 1, 1998 through July 27, 1998

Rooms revenue was $49.0 million and $308.6 million for the periods July 1, 1998 through July 27, 1998, and January 1, 1998 through July 27, 1998, respectively. Rooms profit margin was 64.9% for the period July 1, 1998 through July 27, 1998, and 70.9% for the period from January 1, 1998 through July 27, 1998. During the period from January 1, 1998 through July 27, 1998, the Predecessor had 204,974 room nights, or 3.0% of total rooms available, out of service due to the Redevelopment and Rebranding Program.

Food and beverage revenue was $9.2 million for the period July 1, 1998 through July 27, 1998. For the period January 1, 1998 through July 27, 1998, food and beverage revenue was $69.0 million. Food and beverage profit margin was 20.7% for the period from January 1, 1998 through July 27, 1998. Profit margins were negatively impacted by rising payroll and food costs during the period.

Management fee income was $82,000 for the period July 1, 1998 through July 27, 1998, and $3.5 million for the period January 1, 1998 through July 27, 1998. The Predecessor had 16 management contracts as of July 27, 1998.

Property occupancy costs were $14.5 million for the period July 1, 1998 through July 27, 1998, and $65.9 million for the period January 1, 1998 through July 27, 1998. As owner of the hotels, included in the Predecessor’s property occupancy costs were property taxes, ground rent and property insurance.

Corporate expense was $12.7 million for the period July 1, 1998 through July 27, 1998, and $27.7 million for the period January 1, 1998 through July 27, 1998. Approximately $10.5 million is attributable to one-

time professional fees of approximately $6.2 million and other costs including transfer taxes and SEC filing fees of $4.3 million related to the FelCor Merger.

Interest expense was $5.8 million for the period July 1, 1998 through July 27, 1998, and $30.9 million for the period January 1, 1998 through July 27, 1998. The increase is attributable to additional borrowings related to the acquisition of 20 Midwestern hotels, the Redevelopment and Rebranding Program, and the FelCor Merger.

Depreciation and amortization expense was $7.4 million for the period July 1, 1998 through July 27, 1998 and $34.3 million for the period January 1, 1998 through July 27, 1998. These amounts included the depreciation of the hotels owned by the Predecessor.

Equity in loss of joint ventures was $602 thousand for the period July 1, 1998 through July 27, 1998. The sale of the HI-Thomas Circle interest during the period resulted in a loss of $664 thousand. The period January 1, 1998 through July 27, 1998 reflected income from joint ventures of $783 thousand.

The Predecessor recognized $25.7 million of extraordinary loss, net of tax effect of $17.1 million, in the period January 1, 1998 through July 27, 1998. This amount relates to prepayment penalties and other costs of early debt retirements.

Due to the factors discussed above, net loss was $11.1 million for the period July 1, 1998 through July 27, 1998 and $10.4 million for the period January 1, 1998 through July 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flow from operations, the $10.4 million outstanding of FelCor Notes and borrowings under the $40 million revolving credit facility led by Bankers Trust Company (the “Credit Facility”). We had approximately $15.9 million of cash on hand at September 30, 1999, and the ability to call the $10.4 million notes due from FelCor on 5 days’ demand. We believe that we currently require approximately $10 million to $15 million of cash to fund day-to-day working capital needs.

Cash used in operations was approximately $2.8 million for the nine months ended September 30, 1999. Accounts receivable increased $14.3 million from December 31, 1998 to September 30, 1999, due to normal seasonality and approximately $6.1 million of construction cost payments made on behalf of the hotel owners, which was collected in the fourth quarter. As discussed previously, our cash flows are sensitive to the performance of the leased and managed properties. For managed properties, our cash flows are principally tied to changes in the gross revenues of the properties. For leased properties, we are impacted both by changes in gross revenues as well as changes in operating expenses and rent expense.

Pursuant to our existing Credit Facility, the lenders have issued a standby letter of credit of $9.1 million (as of September 30, 1999) to secure our obligations under the leases with FelCor. This amount may be reduced from time to time pursuant to the liquid net worth requirements of the leases.

Our board of directors has authorized management to repurchase up to 500,000 shares of our outstanding common stock. The authorized stock repurchases may, at the discretion of management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. Management will base its purchase decisions on market conditions, the price of the shares and other factors. As of September 30, 1999, we had repurchased 25,000 shares through this program.

We are actively pursuing opportunities for growth through additions to our leasehold and management portfolio. It is possible that some new management contracts or leases could require a small capital investment on our part. We began managing the 300-room Hawthorne Hotel & Suites at Chicago’s O’Hare Airport in August 1999. We had previously announced agreements to manage three Hilton Garden Inns and a 265-room upscale Hilton Hotel, all of which are under development. The first of these properties, a Hilton Garden Inn in Round Rock (Austin), Texas, is scheduled to open in December 1999. The remaining properties are scheduled to open in 2000. We had also previously announced a lease agreement for a 158-room Hilton Garden Inn located in Windsor, CT. The hotel will be owned by an entity in which we will own a 15% joint venture interest. The hotel is currently under development and opening is scheduled for the second half of 2000.

We are continuously exploring opportunities for increasing efficiency at the hotels and the corporate office. Some of these opportunities could require small capital investments by the Company to achieve targeted savings, such as the development and installation of the Company’s wide area network, and the installation of $3.5 million of energy-saving devices throughout 52 of its leased hotels. The Company has spent $940,000 on this capital project through September 30,1999, and expects to complete the installation by the end of 1999. We believe that we have adequate capital resources to fund our growth opportunities for the immediate future.

YEAR 2000 READINESS

Since we last reported on our Year 2000 Readiness Program (the “Program”), we have progressed through all stages of the Program. As of the date of this report, we have completed Year 2000 remediation to all the proprietary, critical hardware and software systems of all hotels and our corporate headquarters, with only a few minor upgrades to certain timekeeping, voicemail and point of sale systems remaining at the property level. These upgrades are scheduled for completion as of December 15, 1999, at which point all Year 2000 remediation will be fully complete. We are not aware of any remaining internal problems likely to significantly and adversely impact our operations thereafter; however, it is possible that despite the successful completion of the Program certain issues may arise, either internally or from external sources, which adversely affect our systems and performance. We can therefore make no assurances to the contrary.

We have continued to work closely with each of our franchisors to ensure Year 2000 readiness, and each has assured us that its reservations and other critical systems will be Year 2000 compliant. Although we can make no assurances on behalf of any of our franchisors, reservations systems for each are currently successfully booking hotel rooms and other services for guests into the Year 2000. We believe the success of these Year 2000 engagements positively supports the franchisors’ claims of reservation system compliance.

Other third party vendors are still in various stages of remediating the Year 2000 problem as it applies to their unique operating and other critical systems. Most of these vendors are now in the process of upgrading these systems and issuing upgrades designed to correct for any deficiencies. We have tested all significant vendor systems we are currently using, and are continuing to test and apply vendor upgrades upon receipt. We expect to continue this process as necessary throughout the remainder of 1999.

Costs

The cost of property-level remediation is fully the responsibility of the hotel owners, who are contractually obligated to bear such costs; therefore, we have not to date incurred any material costs associated with such remediation. We have incurred significant costs for the Program only as it relates to our own internal operating systems. As of the date of this report, we have spent $178,300 on Program-related remediation, and anticipate a total Program cost of approximately $350,000.

Risks

Despite our Program, the apparent Year 2000 viability of franchisor reservation systems and extensive testing/upgrading by other third party vendors, we cannot predict with certainty the actual effect the Year 2000 problem may have on our operations. Such effect depends in part upon whether broad-based or systemic failures occur (including disruptions in passenger transportation or transportation systems generally, loss of utility or telecommunications services, failures in financial transaction processing systems such as credit cards and other, similar issues) and the duration and severity of such failures. In addition, we can make no assurances that our third party vendors (including franchisors) are in fact Year 2000 ready or that they will properly and timely complete their planned remediation programs. Their failure to do so may have a material adverse effect on our business and financial condition, as may any systemic failure discussed above.

Newly-acquired contracts may involve hotel owners with which we are unfamiliar, and existing facilities and computer systems we have not yet had an opportunity to test and/or remediate through the Program. However, we anticipate no impact on our existing hotels or our business or financial condition from properties acquired between now and the end of the year.

Contingency Plans

We continue to plan for contingencies both at the hotel and corporate level, including utilizing a Year 2000 Contingency Planning Task Force. Plans to address contingencies include training of primary staff to address operational and systemic failures resulting from the Year 2000 problem, manual workarounds and other alternative methods of operation for computerized systems, the provision of extra supplies and adjustments to staffing strategies during critical periods. Such contingency plans are designed to minimize any unforeseen adverse effects of the Year 2000 problem.

PART II

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Exhibits

27.1 Financial Data Schedule.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL HOTELS & RESORTS

Date: November 15, 1999	By /s/ John D. Bailey John D. Bailey Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

27.1	— Financial Data Schedule.