Form 10-K
period 1999-12-31
BRISTOL HOTELS & RESORTS
filed 2000-03-27
CIK 1059760

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934
For the Year Ended December 31, 1999

BRISTOL HOTELS & RESORTS

14295 Midway Road
Addison, Texas 75001
972-391-3910

Commission File No. 1-14047

Incorporated in Delaware	IRS No. 75-2754805

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 per share	New York Stock Exchange

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K.  Yes        No    X  .

The aggregate market value of the voting stock held by non-affiliates of the Company at March 6, 2000, was $66,307,393. Such computation excludes 10,588,429 shares held by the Company’s affiliates, directors and executive officers. At March 6, 2000, there were 17,708,686 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain sections of the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K are forward-looking statements and information that are based on Bristol Hotels & Resorts’ current views and assumptions concerning future events. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions. These statements are subject to risks and uncertainties that could cause Bristol’s operations and results of operations to differ materially from those reflected in such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to Bristol achieving its business strategy and the costs and expected benefits of that strategy and having sufficient cash flow and other sources of cash to fund its lease payments, debt service requirements, working capital needs and other significant expenditures. Forward-looking statements are also based on what Bristol anticipates future trends in the lodging industry will be and how those will be affected by industry capacity, the seasonal nature of the lodging industry, product demand and pricing and the other matters referred to from time to time in Bristol’s filings with the Securities and Exchange Commission. Bristol undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEMS 1 & 2.  BUSINESS & PROPERTIES

Bristol Hotels & Resorts is one of the leading independent operators of hotels in North America, operating 110 hotels with approximately 29,200 rooms as of December 31, 1999. We operate the largest number of Bass Hotels & Resorts (“Bass”) branded hotels in the world, including Crowne Plaza, Holiday Inn Select, Holiday Inn and Holiday Inn Express. We operate 83 hotels under Bass brands. We also operate 21 hotels under other hotel brands, including Hampton Inn, Homewood Suites, Courtyard by Marriott, Sheraton Four Points, Hawthorne Suites and Fairfield Inn, five hotels under our proprietary brands, and one non-branded hotel. We operate primarily full-service hotels in the mid-priced to upscale segments of the hospitality industry and our hotels are located in 19 of the top 25 lodging markets in the United States.

Bristol Hotels & Resorts was formed on March 20, 1998 (“Inception”), and began operations as a subsidiary of Bristol Hotel Company (“BHC” or the “Predecessor”) on May 20, 1998. On July 27, 1998, BHC spun off its hotel operating business (the “Spin-off”) into Bristol Hotels & Resorts. Bristol Hotels & Resorts began trading on the New York Stock Exchange on July 28, 1998. BHC’s real estate entity then merged into FelCor Lodging Trust Incorporated (“FelCor”). FelCor is one of the nation’s largest hotel real estate investment trusts (“REIT”), owning 188 hotels in North America.

Proposed merger with Bass PLC

On February 28, 2000, the Company announced a definitive merger agreement with Bass PLC whereby Bass PLC, the parent company of Bass Hotels & Resorts, will acquire the outstanding stock of the Company for $9.50 per share pursuant to a tender offer. The board of directors of Bristol has approved the transaction and resolved to recommend that Bristol shareholders accept the offer. United/ Harvey Holdings, L.P., a 39% stockholder of the Company, has entered into an agreement with Bass PLC to accept the offer and tender its shares.

Pursuant to the merger agreement, Bass PLC will promptly commence a cash tender offer for all outstanding shares of common stock of Bristol. The offer is conditioned upon, among other things, Bass PLC acquiring in the offer a majority of the outstanding Bristol shares (counting the 9.9% of the outstanding Bristol shares currently held by Bass). In the merger following the tender offer, each share of Bristol common stock not acquired pursuant to the offer will be converted into the right to receive $9.50 in cash. The total purchase consideration for the Bristol shares not already owned by Bass is $157 million.

The merger is expected to occur in the second quarter of 2000. If the merger occurs, certain facets of our business strategy may change. The description of our business strategy below is effective as of December 31, 1999.

Business strategy

We are a full-service management company, offering a range of marketing, operational and back-office support to hotel owners. The level of service which we provide to our guests and owners is guided by our four core philosophies:

Incredibly friendly employees
Spotlessly clean and well-maintained hotels
Exceeding expectations at every opportunity
Doing the right thing

These philosophies are based on the concept of exceeding the expectations of our guests, employees and owners at every opportunity. In order to achieve this goal, we have created a corporate structure and culture that supports the success of the hotels. Each general manager operates his hotel independently and in an entrepreneurial manner. The general managers report directly to division management teams that are grouped by market type and size of hotel: upscale corporate hotels; large full-service hotels; small full-service hotels; and limited-service hotels. This structure provides a management team that specializes in a particular asset type while allowing us and third-party hotel owners to benefit from the economies of our centralized services.

Many of the back-office functions are centralized in our home office, resulting in economies of scale that are reflected in the operating performance of the hotels. Our purchasing team negotiates national contracts for the operating needs of the hotels, thus ensuring competitive pricing and consistent quality. Our information technology staff provides technical support to the hotels. In 1999, our IT department completed the installation of a wide-area network, which enables all hotels to communicate in real-time with the home office and other hotels, improving productivity and efficiency of communication. We provide centralized accounting, payroll and legal services, rather than hiring additional hotel-level staff or outsourcing these functions. Our in-house advertising department provides a wide array of advertising services, collateral production and marketing support at a significantly lower cost than outsourced solutions.

Our sales efforts are two-fold: on-site property sales teams that focus on direct, local sales, and a national sales force that concentrates on increasing business at all our hotels, regardless of location or brand affiliation. We aggressively promote our food and beverage operations. We have implemented a variety of restaurant concepts in our hotels and have consistently focused on the meeting and catering functions of our hotels, making food and beverage operations a profitable source of revenue for the hotels.

We offer consulting services during the development and pre-opening phases of a project, including design and space planning, technology support, business planning and pre-opening marketing.

Brand affiliations

We operate hotels under 10 brand names for multiple owners. This independence gives us the flexibility to align ourselves with quality strategic partners regardless of brand affiliation.

As the franchisee of the largest number of Bass brands in the world, we continuously work with Bass to further insure the quality, consistency and growth of the Bass brands. Bass remains committed to enhancing the quality of their hotel brands. For the year ended December 31, 1999, Bass reported increases of 4.2% and 4.5% in Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”), respectively, over the same period in 1998 for all Crowne Plaza hotels. Bass also reported 4.7% increases in both RevPAR and ADR for all Holiday Inn branded properties.

We have developed a relationship with Hilton Hotels Corporation and through this relationship have a pipeline of potential new management contracts for Hilton and Hilton Garden Inn products. We began operating the Hilton Garden Inn in Round Rock (Austin), TX in January 2000. We have announced agreements to manage two additional Hilton Garden Inns in Windsor, Connecticut and Lewisville, Texas and a 265-room full-service Hilton Hotel in Austin, Texas. These projects are currently under development and will open in late 2000. We are currently in discussions that could result in the addition of other Hilton branded properties to our portfolio.

Leases

As of December 31, 1999, we operated 101 hotels pursuant to long-term leases with property owners, 100 of which are with FelCor. The leases are for varying terms, generally from five to fifteen years, plus renewal options. Under these leases, we recognize all revenues and substantially all expenses associated with the hotel’s operations. Typically, other than real estate taxes, property insurance costs, depreciation, ground rent, debt service and capital improvement costs, each of which is the owner’s obligation, we are required to pay all of the costs associated with operating the hotel, such as employee-related expenses, utility costs and other hotel-based operating expenses. Lease terms typically require the payment of a fixed base rent regardless of the performance of the hotel leased and a variable rent based on a percentage of revenues, allowing the owner to participate in the profitability of the hotel.

REIT Modernization Act

With the passage of the REIT Modernization Act (the “Act”) in 1999, REITs will no longer be required to lease their hotels to third parties, but instead will be able to hold these leases in taxable subsidiaries. This legislation goes into effect January 1, 2001. We will be working with FelCor and our other lessors during 2000 to discuss the conversion of the existing leases to long-term management contracts. We can make no assurances that the leases will be converted to management contracts in 2001 or beyond. If the leases are converted to management contracts, our statement of operations would reflect only management fee income and corporate expenses, rather than the results of operations of the hotels. We believe that any change to management contracts would be at substantially the same economic terms as the current leases.

Management Agreements

As of December 31, 1999, we managed nine hotels on behalf of third party owners. In general, the management agreements have remaining lives through 2009 (subject to extension or renewal), and are generally cancelable under certain conditions. The management agreements specify base fees, which are generally based on percentages of gross revenues and, in certain cases, also provide for incentive fees. Under these management contracts, we operate all aspects of a hotel’s operations. The owner of the hotel is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including reimbursement for the expenses and salaries of all hotel employees. These management contracts may contain provisions which allow the third party owner to terminate the contract. Early termination generally requires payment of termination fees by the owner.

Properties

The following table sets forth certain information with respect to each hotel which we operated as of December 31, 1999:

		NO. OF
HOTEL	LOCATION	ROOMS

LEASED:

Holiday Inn - Montgomery East I-85	Montgomery, AL	211

Holiday Inn - Texarkana I-30	Texarkana, AR	210

Fairfield Inn - Downtown Scottsdale	Scottsdale, AZ	218

Holiday Inn - Santa Barbara/ Goleta	Santa Barbara, CA	160

Crowne Plaza Irvine	Irvine, CA	335

		NO. OF
HOTEL	LOCATION	ROOMS

LEASED (continued):

Crowne Plaza Pleasanton	Pleasanton, CA	244

Holiday Inn - On the Bay	San Diego, CA	600

Crowne Plaza San Jose/ Silicon Valley	San Jose, CA	305

Holiday Inn - San Francisco Financial District	San Francisco, CA	566

Holiday Inn - San Francisco Fisherman’s Wharf	San Francisco, CA	585

Crowne Plaza San Francisco Union Square	San Francisco, CA	403

Crowne Plaza Hartford Downtown	Hartford, CT	350

Holiday Inn Select - Stamford	Stamford, CT	383

Holiday Inn - Cocoa Beach Oceanfront Resort	Cocoa Beach, FL	500

Holiday Inn - Nikki Bird Resort	Kissimmee, FL	530

Crowne Plaza Miami International Airport	Miami, FL	304

Holiday Inn Select - Orlando International Airport	Orlando, FL	288

Holiday Inn - Orlando International Drive Resort	Orlando, FL	652

Holiday Inn - Tampa (Near Busch Gardens®)	Tampa, FL	408

Courtyard by Marriott - Downtown Atlanta	Atlanta, GA	211

Fairfield Inn - Downtown Atlanta	Atlanta, GA	242

Holiday Inn - Atlanta Airport North	Atlanta, GA	493

Crowne Plaza Atlanta Powers Ferry	Atlanta, GA	296

Crowne Plaza Atlanta Airport	Atlanta, GA	378

Holiday Inn Select - Atlanta Perimeter Dunwoody	Atlanta, GA	250

Holiday Inn - Atlanta South	Jonesboro, GA	180

Holiday Inn - Columbus North	Columbus, GA	223

Hampton Inn - Marietta	Marietta, GA	140

Hampton Inn - Davenport	Davenport, IA	132

Holiday Inn - Davenport	Davenport, IA	287

The Allerton Crowne Plaza	Chicago, IL	443

Hampton Inn - Moline	Moline, IL	138

Holiday Inn - Moline Airport	Moline, IL	216

Holiday Inn Express - Moline Airport	Moline, IL	111

Holiday Inn Express Hotel & Suites - Colby	Colby, KS	72

Holiday Inn - Great Bend	Great Bend, KS	174

Hampton Inn - Hays	Hays, KS	117

Holiday Inn - Hays	Hays, KS	191

Holiday Inn - Salina	Salina, KS	195

Holiday Inn Express Hotel & Suites - Salina I-70	Salina, KS	93

Holiday Inn - New Orleans French Quarter	New Orleans, LA	276

Holiday Inn Select - Boston Government Center	Boston, MA	303

Four Points Hotel by Sheraton	Leominster, MA	187

Holiday Inn - Kansas City Northeast	Kansas City, MO	167

Holiday Inn - St. Louis Westport	St. Louis, MO	316

Crowne Plaza Downtown Jackson	Jackson, MS	354

Hampton Inn - Jackson North	Jackson, MS	119

Holiday Inn Hotel & Suites - Jackson North	Jackson, MS	222

Whispering Woods Hotel and Conference Center	Olive Branch, MS	181

Homewood Suites Hotel - Omaha	Omaha, NE	108

Hampton Inn - Omaha Central	Omaha, NE	132

Holiday Inn - Omaha Central I-80	Omaha, NE	383

Crowne Plaza Omaha NW Old Mill	Omaha, NE	223

Hampton Inn Omaha Southwest	Omaha, NE	132

Holiday Inn Express Hotel & Suites - Omaha Southwest	Omaha, NE	78

Crowne Plaza Meadowlands	Secaucus, NJ	301

Holiday Inn - Albuquerque Mountain View	Albuquerque, NM	360

Hampton Inn - Las Vegas	Las Vegas, NV	128

Crowne Plaza Philadelphia Center City	Philadelphia, PA	445

		NO. OF
HOTEL	LOCATION	ROOMS

LEASED (continued):

Holiday Inn - Independence Mall Philadelphia	Philadelphia, PA	364

Holiday Inn Select - Pittsburgh University Center	Pittsburgh, PA	251

The Mills House Hotel - Historic Charleston	Charleston, SC	214

Crowne Plaza Greenville	Greenville, SC	208

Holiday Inn - Knoxville Central	Knoxville, TN	240

Holiday Inn Select - Nashville Opryland/Airport	Nashville, TN	382

Holiday Inn - Amarillo I-40	Amarillo, TX	247

Holiday Inn - Austin Town Lake	Austin, TX	320

Holiday Inn - Beaumont Midtown I-10	Beaumont, TX	191

Bristol House Residential Suites	Dallas, TX	127

Fairfield Inn - Dallas Regal Row	Dallas, TX	204

The Harvey Hotel - Dallas	Dallas, TX	313

Crowne Plaza North Dallas/Addison	Dallas, TX	429

Crowne Plaza Suites Dallas	Dallas, TX	294

Hampton Inn - Downtown Dallas/West End	Dallas, TX	311

Crowne Plaza Dallas Market Center	Dallas, TX	354

Courtyard by Marriott - Houston Near The Galleria	Houston, TX	209

Fairfield Inn - Houston Near The Galleria	Houston, TX	107

Holiday Inn Select - Houston Near Greenway Plaza	Houston, TX	355

Crowne Plaza Houston Medical Center	Houston, TX	293

Fairfield Inn - Houston I-10 East	Houston, TX	160

Holiday Inn - Houston Intercontinental Airport	Houston, TX	415

Hampton Inn - Houston I-10 East	Houston, TX	90

Holiday Inn Select - Houston I-10 West	Houston, TX	349

Holiday Inn Hotel & Suites - Houston Medical Center	Houston, TX	285

Harvey Suites - DFW Airport	Irving, TX	164

The Harvey Hotel - DFW Airport	Irving, TX	506

Holiday Inn Hotel & Suites - Midland Country Villa	Midland, TX	250

Holiday Inn Hotel & Suites - Odessa Centre	Odessa, TX	245

Holiday Inn Express Hotel & Suites - Odessa Parkway	Odessa, TX	186

The Harvey Hotel - Plano	Plano, TX	279

Holiday Inn - Plano	Plano, TX	160

Holiday Inn - San Antonio Downtown	San Antonio, TX	315

Holiday Inn Select - San Antonio International Airport	San Antonio, TX	397

Holiday Inn - Waco I-35	Waco, TX	170

Holiday Inn - Salt Lake City Airport	Salt Lake City, UT	191

Holiday Inn - Cambridge	Cambridge, Ontario	143

Holiday Inn Select - Toronto Airport	Toronto, Ontario	445

Holiday Inn - Kitchener Waterloo	Kitchener, Ontario	182

Holiday Inn - Peterborough - Waterfront	Peterborough, Ontario	153

Holiday Inn - Sarnia	Sarnia, Ontario	151

Holiday Inn - Toronto Yorkdale	Toronto, Ontario	370

MANAGED:

Holiday Inn - Woodland Hills	Woodland Hills, CA	124

Holiday Inn - San Francisco Civic Center	San Francisco, CA	394

Holiday Inn - Torrance	Torrance, CA	329

Holiday Inn - Olathe Great Plains Mall Area	Olathe, KS	148

Hawthorn Hotel & Suites O’Hare/Rosemont	Rosemont, IL	300

Chateau LeMoyne	New Orleans, LA	171

Holiday Inn Express Hotel & Suites - Cambridge	Cambridge, MA	112

Hampton Inn - Sault Ste. Marie	Sault Ste. Marie, MI	82

Holiday Inn Select - Nashville Vanderbilt	Nashville, TN	300

		NO. OF
HOTEL	LOCATION	ROOMS
MANAGED - 2000 ADDITIONS

Sheraton West Palm Beach Hotel	West Palm Beach, FL	349

Hilton Garden Inn Austin/ Round Rock	Round Rock, TX	122

Franchise Agreements

As of December 31, 1999, we had franchise agreements (collectively, the “Franchise Agreements”) with Holiday Inns Franchising, Inc., Hampton Inn and Homewood Suites (divisions of Hilton Hotels Corporation), Hawthorne Suites Incorporated, ITT Sheraton Corporation and Marriott International, Inc. Although the terms of the Franchise Agreements differ, each requires the payment of a monthly royalty fee based on gross revenues attributable to room rentals, plus marketing and reservation contributions, which are also based on gross revenues. The terms of the Franchise Agreements generally are between 10 and 20 years, with a substantial penalty for early termination by Bristol.

As of December 31, 1999, our portfolio segregated by brands was as follows:

	NO. OF	NO. OF
BRAND	HOTELS	ROOMS
Bass Hotels & Resorts
Crowne Plaza	18	5,959
Holiday Inn Select	11	3,703
Holiday Inn	48	13,877
Holiday Inn Express	6	652

	83	24,191

Marriott International
Courtyard by Marriott	2	420
Fairfield Inn	5	931

	7	1,351

Hilton Hotels
Hampton Inn	11	1,521
Homewood Suites	1	108

	12	1,629

Other Brands
Harvey/Bristol	5	1,389
Independent	1	181
Hawthorn	1	300
Sheraton Four Points	1	187

	8	2,057

TOTAL PORTFOLIO	110	29,228

Competition

We compete primarily in the upscale and midscale with food and beverage full-service segments of the lodging industry, as defined by Smith Travel Research, a noted industry resource. Hotel chains such as Marriott, Hyatt and Embassy Suites are our direct competitors, and in each geographic market in which our hotels are located, there are other limited-service and full-service hotels competing with our hotels. In addition, our food and beverage operations compete with local freestanding restaurants and bars. Our banquet and catering operations compete with other full-service hotels, upscale restaurants and local country clubs for weddings, large group events and convention business. Some of our competitors have larger networks of locations and greater financial resources than we do. Competition in the United States lodging industry is generally based on convenience of location, price, range of services and guest amenities offered, plus the quality of customer service and overall product. Newer, recently constructed hotels compete effectively against older hotels if the older hotels are not refurbished on a regular basis. While newer limited-service hotels do not compete directly with our larger full-service hotels, they do provide alternatives for guests who do not need the amenities of a full-service hotel.

We compete with other hotel management companies and franchisors for new management contracts and leases. We believe we can provide the hotel owner a range of services not offered by all hotel companies. However, franchisors that are also in the management business may be able to offer discounted franchise fees as part of an overall compensation package that may be attractive to a hotel owner.

The Lodging Industry

In 1999, the U.S. lodging industry recorded its most profitable year ever. According to PricewaterhouseCoopers estimates, the industry posted $22.6 billion in profits in 1999, an eight percent increase over the prior year. This marks the seventh consecutive year of profit growth. Profitability is projected to continue at record levels through the PricewaterhouseCoopers forecast period of 2002.

Average room rates continue to grow above the nation’s inflation rate. Average rates increased 4.0% in 1999, well above the 2.2% inflation rate. Forecasts appear favorable for average rates, which are expected to grow 3-4% a year through 2002. Occupancy, however, dropped 0.5% from 63.8% in 1998 to 63.3% in 1999. Occupancy is projected to continue its decline through 2001 before stabilizing in 2002. The decline in occupancy is a direct result of the slight demand-supply imbalance the industry is currently experiencing. While demand for hotel rooms grew a healthy 3.3% in 1999, supply increased 4.2%. While supply is expected to slow in 2000, it is still expected to slightly outpace demand growth. By 2001, however, supply and demand growths are expected to stabilize, returning the industry back to supply-demand equilibrium.

Over 60% of our hotels operate in the midscale with food and beverage segment of the lodging industry, as classified by Smith Travel Research. While occupancy for this group declined 0.5% over last year, average rate and RevPAR increased 3.7% and 2.8%, respectively. The 2.8% increase in RevPAR compares favorably to our nearest competitive segments of upscale (a 0.4% increase in RevPAR) and midscale without food and beverage (a 2.2% increase in RevPAR). In addition, the midscale with food and beverage segment is the only segment in the lodging industry that actually experienced a decline in supply (0.6%). The supply outlook for this segment appears favorable, as well. While the midscale with food and beverage represents 25% of the lodging supply in the U.S., only 5% of the projects currently under development are in this category.

It is management’s belief that the midscale with food and beverage segment will continue to perform favorably within the lodging industry. Strong RevPAR growth, coupled with low to moderate supply growth, are what makes this segment attractive. Capitalizing on the strong fundamentals of this segment, we believe our hotels will continue to outperform industry averages. Having redeveloped a majority of our lodging portfolio into “like-new” condition, our hotels should continue to capture increased market share from existing, competing hotels. In addition, the capital improvements should position our hotels competitively with newly developed, competing hotels.

For a discussion of our operating statistics, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 1999, we employed approximately 12,900 employees, including 257 at our corporate office. Approximately 2,000 employees at 11 of our hotels are represented by labor unions. Management believes that ongoing labor relations are favorable.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the normal course of business. We believe that the ultimate outcome of such proceedings will not have a material adverse effect on our results of operations or financial condition; however, there can be no assurance that this will be the case.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of 1999.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BH” and began trading on July 28, 1998. The range of the high and low sales price of the common stock as reported on the NYSE Composite Tape for each of the quarters during the period July 28, 1998, through December 31, 1998 and the year ended December 31, 1999 are set forth below:

	High	Low

July 28 - September 30, 1998	$7.750	$4.375

Fourth quarter 1998	$6.125	$3.250

1st quarter - 1999	$9.875	$6.063

2nd quarter - 1999	$8.375	$7.500

3rd quarter - 1999	$8.125	$6.875

4th quarter - 1999	$7.313	$4.000

On March 6, 2000, the last reported sale price of the common stock on the NYSE was $9.3125. As of March 6, 2000, we had 94 stockholders of record. We believe the number of beneficial owners of our common stock to be approximately 2,800.

We have not paid any cash dividends on our common stock and do not presently intend to do so in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data for Bristol Hotels & Resorts for the year ended December 31, 1999, and the period from Inception (March 20, 1998) through December 31, 1998, and for the Predecessor (and its predecessor, Harvey Hotel Companies) for the following periods: January 1 through July 27, 1998, years ended December 31, 1997 and 1996, eleven months ended December 31, 1995, and the one month ended January 31, 1995. The selected balance sheet data is presented for Bristol Hotels & Resorts as of December 31, 1999 and 1998, and the Predecessor (and its predecessor, Harvey Hotel Companies) as of December 31, 1995 through 1997. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL FINANCIAL DATA

(in thousands, except per share data)

BRISTOL HOTELS & RESORTS

		Inception
	Year Ended	(March 20, 1998) -
	December 31, 1999	December 31, 1998

OPERATING DATA:

Total revenue	$757,345	$294,918

Operating income	12,148	3,741

Net income	8,208	2,645

Diluted net income per common and common equivalent share	0.45	0.27

BALANCE SHEET DATA:

Total assets	$108,255	$105,522

BRISTOL HOTEL COMPANY (Predecessor)

				Eleven Months
		Years Ended		Ended
		December 31,		December 31,
	January 1, 1998
	to July 27, 1998	1997	1996	1995

OPERATING DATA:

Total revenue	$404,010	$504,518	$211,840	$165,195

Operating income	55,545	97,896	46,766	26,595

Net income (loss)	(10,428)	20,473	17,749	3,061

Diluted net income (loss) per common and common equivalent share	(0.23)	0.53	0.70	0.17

BALANCE SHEET DATA:

Total assets		$1,666,638	$592,788	$512,901

Long-term debt including current portion		717,319	232,694	170,544

HARVEY HOTEL COMPANIES (Predecessor)

Month Ended
January 31, 1995

OPERATING DATA:

Total revenue	$5,943

Operating income	1,932

Net income	1,280

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Bristol Hotels & Resorts

Bristol Hotels & Resorts’ results of operations for the year ended December 31, 1999, and the period from Inception (March 20, 1998) through December 31, 1998, include the operations of the Hampton Inn - Las Vegas from May 20, 1998, and the operations for the assets acquired in the Spin-off, including the FelCor leases, from July 28, 1998. We conducted no operations from March 20, 1998, through May 19, 1998. Therefore, our operating results for the period from Inception through December 31, 1998, are not indicative of our future performance. Comparisons between the year ended December 31, 1999, and the period from Inception through December 31, 1998, are not practicable and therefore are not presented.

Bristol Hotel Company

Results of operations for the year ended December 31, 1997, include the 36 original hotels owned by BHC as of January 1, 1996 (the “Original Bristol Portfolio”), Holiday Inn - Plano, The Allerton (as of January 31, 1997), eight months of operations for the 45 hotels acquired in the Holiday Inn Acquisition on April 28, 1997 (the “Holiday Inn Assets”), as well as eight months of management of the 15 hotels under management contracts. Results of operations for the period January 1, 1998, through July 27, 1998, include the properties listed above, as well as the Holiday Inn - San Jose North, the Holiday Inn -  Philadelphia Independence Mall, and the Holiday Inn - St. Louis for the entire period, the Sheraton Four Points - Leominster as of April 21, 1998, and the Hampton Inn - Las Vegas as of May 20, 1998, (collectively, the “Single Asset Acquisitions”), and the 20 hotels acquired on April 30, 1998 (the “Omaha Acquisition”).

Statistical Summary

The following chart reflects the operations of comparable hotels (“Same Store Hotels”), which are hotels that we operated or were operated by the Predecessor during both periods presented and excludes non-comparable single acquisition assets.

		Year ended			Year ended
	Average	December 31, 1999			December 31, 1998
	Hotel							Occ	Rate	RevPAR
	Rooms	Occ	Rate	RevPAR	Occ	Rate	RevPAR	Chg(pp)	% Chg	% Chg

Same Store Hotels(1)
Leased(2)	11,725	65.7%	$81.55	$53.58	67.3%	$80.01	$53.85	-1.6%	1.9%	-0.5%
Managed(3)	1,137	72.5%	$86.24	$62.52	75.2%	$83.07	$62.47	-2.7%	3.8%	0.1%

1998 Redevelopment
Leased(2)	7,308	68.7%	$99.48	$68.34	62.0%	$91.64	$56.82	6.7%	8.6%	20.3%

1999 Redevelopment
Leased(2)	7,718	64.8%	$79.40	$51.45	68.4%	$76.17	$52.10	-3.6%	4.2%	-1.2%

Total
Leased(2)	26,751	66.2%	$86.02	$56.95	66.2%	$81.82	$54.16	0.0%	5.1%	5.2%
Managed(3)	1,137	72.5%	$86.24	$62.52	75.2%	$83.07	$62.47	-2.7%	3.8%	0.1%

Notes

(1)	Same Store Hotels excludes hotels undergoing renovation during 1999 or 1998.

(2)	Canadian assets have been adjusted to remove the effect of period-to-period exchange rate fluctuations.

(3)	Excludes recently terminated contracts.

Our leased hotels experienced a gain in RevPAR of 5.2% over 1998 and an increase in ADR of 5.1%. The largest gains in RevPAR growth were for the 23 properties for which redevelopment was completed in 1998. These hotels had an increase of 20.3% in RevPAR, resulting from increases in occupancy of 6.7% and of 8.6% in ADR.

Since the Redevelopment and Rebranding Program was substantially complete by the end of 1999, our hotels will be able to focus on improving our operating margins and market share performance in 2000. We are concentrating on regaining that business displaced from our hotels by the disruptions of the Redevelopment and Rebranding Program, and increasing our market penetration. We have increased our sales and marketing efforts, and therefore costs, to respond to the stronger competition and increased supply in many of our markets.

Redevelopment and Rebranding Program

The Redevelopment and Rebranding Program started by BHC in November 1997 and substantially completed in 1999 impacted both our 1999 and 1998 operating results and that of the Predecessor. The Redevelopment and Rebranding Program entailed exterior and interior reconstruction of and renovations to a substantial number of the Holiday Inn Assets and the Single Asset Acquisitions as well as the rebranding of certain hotels operated under our own brand names. In addition to the renovations, we rebranded 18 hotels to the Crowne Plaza or Crowne Plaza Suites brand. We believe the conversions to the Crowne Plaza brand will enable the hotels to more effectively compete in the markets in which they operate. In total, 50 hotels with 15,333 rooms were undergoing redevelopment during 1999 and 1998. The Redevelopment and Rebranding Program was substantially complete by December 31, 1999.

RESULTS OF OPERATIONS

Bristol Hotels & Resorts

Year ended December 31, 1999

Rooms revenue was $565.3 million for the year ended December 31, 1999. Rooms profit margin (rooms revenue less rooms expenses divided by rooms revenue) was 71.2%, an increase of 0.9% over the period from Inception through December 31, 1998. The end of the Redevelopment and Rebranding Program and the disruptions to the hotels caused by it had a positive impact on our 1999 results. The Redevelopment and Rebranding Program caused 2.4% of our room nights to be out of service during the year, a decrease from 3.7% in 1998, our busiest redevelopment period. During 1999, 26 hotels were under redevelopment, primarily in the first six months of the year. Approximately 81.4% of the total room nights out of service during the year occurred in the first six vonths of 1999.

In the last quarter of 1999, we reorganized our operating structure to align hotels by product type rather than geographic region, and hotel general managers now report directly to their division vice president, allowing us to eliminate a middle layer of managers between the hotels and management. We believe this realignment allows us to respond quicker to opportunities and challenges at the hotels, and by creating divisions of like-branded hotels, allows for best-practice sharing between similar properties.

During 1999, we completed a review of fixed staffing levels at comparable hotels, and determined that approximately 150 hotel-level salaried employees could be eliminated without adversely affecting revenues or service levels. We recognized one-time charges of $187,000 for severance payments to these terminated employees, and $396,000 of relocation expenses related to the management realignment during 1999.

Food and beverage revenue was $144.3 million for the year ended December 31, 1999. Food and beverage profit margin was 24.0% for the period, a slight increase over the period from Inception through December 31, 1998. The availability of newly renovated banquet and restaurant space and a focus on food and beverage marketing efforts led to an increase in revenues during the year.

Management fee income was $5.3 million during the year. This amount includes base and incentive fees for the properties we managed during the year, termination fees of $1 million for the five contracts terminated due to sale of the related properties in October 1999, and $360,000 ($1.2 million cash less $840,000 unamortized acquisition costs) related to the termination of the Holiday Inn - Hollywood contract.

Construction management fees were $3.2 million for the year ended December 31, 1999. These fees are charged to hotel owners in connection with redevelopment, capital improvement and purchasing services. With the completion of the Redevelopment and Rebranding Program, we do not anticipate that construction management fees will continue to be a significant source of revenue in the future.

Administrative and general and marketing expenses were $71.8 million and $59.5 million for the year ended December 31, 1999, respectively. These costs relate to the hotel-level management and sales and marketing departments.

Property occupancy costs were $65.7 million for the period. The largest component of occupancy costs is utility costs, which were $31.0 million for the year. During 1999, we began installing energy-saving devices in some of our hotels, such as sensors which determine whether a room is occupied and regulate the air-conditioning needs for that room, as well as energy-efficient lighting.

Tenant lease expense was $235.0 million for the year ended December 31, 1999. This amount was primarily paid to FelCor, and consisted of $156.8 million of base rent and $78.2 million of percent rent in excess of the base amount.

Corporate expenses were $22.6 million for the year ended December 31, 1999. This amount includes the costs of the support functions in our corporate office, public company costs, and costs associated with acquiring new operating contracts. As a result of the completion of the Redevelopment and Rebranding Program, we have substantially reduced our construction/design and purchasing departments. We incurred one-time charges for severance and bonuses of $284,000 during 1999 for the termination of these employees.

Interest income was $1.4 million for the year ended December 31, 1999. This amount consists of income earned on cash balances and the $10.4 million outstanding of notes from FelCor (the “FelCor Notes”), net of expenses related to the $9.1 million letter of credit outstanding under our credit facility with Bankers Trust Company.

Depreciation and amortization was $3.1 million for the year ended December 31, 1999. This amount relates primarily to the property and equipment in our corporate office, including our investment in centralized information technology.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $15.2 million for the year ended December 31, 1999. EBITDA margin (EBITDA divided by gross revenues) was 2.0% for the year. Net income was $8.2 million for the year ended December 31, 1999.

Period from Inception (March 20, 1998) through December 31, 1998

Rooms revenue was $217.2 million for the period from March 20, 1998, through December 31, 1998, respectively. This amount is primarily related to operations for the five months after the Spin-off. Rooms profit margin was 70.3% for the period. Approximately 60% of our room revenue was generated from individual business and leisure customers.

Food and beverage revenue was $58.4 million for the period ended December 31, 1998. Food and beverage profit margin was 23.8% for the period. We generated approximately 61.5% of our food and beverage revenue from banquet and catering operations.

Management fee income was $2.4 million for the period ended December 31, 1998. At period end, we had 14 management contracts, one of which converted to a lease effective January 1, 1999. We have been advised by certain owners of their intention to sell properties currently under our management. If a property is sold, the related management contract would likely be terminated.

Construction management fees for the period ended December 31, 1998, were $2.1 million. The construction management fees are charged to the hotel owners for purchasing and project management services provided by us for construction projects (including the Redevelopment and Rebranding Program), calculated as a percent of the total project costs.

Property occupancy costs include normal hotel operating costs, but do not include property taxes, ground rent and property insurance. Under the terms of the leases, these costs are borne by the property owner. Property occupancy costs were $28.2 million for the period ended December 31, 1998. Of this amount, approximately $13.5 million was related to utility costs.

Corporate expense was $9.4 million for the period ended December 31, 1998. This amount relates to the period July 28, 1998, through December 31, 1998, and includes the costs of our corporate office support functions described previously, public company costs such as stock exchange fees and SEC filing costs, and costs related to corporate development and analysis of growth opportunities.

Tenant lease expense for the period ended December 31, 1998, was $87.9 million. This amount represents lease payments to property owners (primarily FelCor) under long-term lease agreements.

Depreciation and amortization was $1.0 million for the period ending December 31, 1998, relating primarily to the property and equipment in our corporate office.

EBITDA was $4.8 million for the period. EBITDA margin was 1.7% for the period ended December 31, 1998. Included in EBITDA is the reversal of $963,000 of 401(k) discretionary matching contribution expense accrued by the Predecessor. Net income was $2.6 million for the period from Inception through December 31, 1998.

Bristol Hotels & Resorts(continued)

Period from July 28, 1998, through December 31, 1998

Until the Spin-off, we had no material operations. Therefore, we believe that the following presentation of our results of operations from July 28, 1998, through December 31, 1998, is more indicative of our performance (in thousands, except per share amounts):

July 28, 1998 -
December 31, 1998

(Unaudited)
REVENUE

Rooms	$217,026

Food and beverage	58,389

Management fees	2,408

Construction management fees	2,095

Other	14,861

Total revenue	294,779

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	64,348

Food and beverage	44,509

Other operating departments	6,342

Undistributed operating expenses:

Administrative and general	27,269

Marketing	22,046

Property occupancy costs	28,129

Tenant lease expense	87,765

Depreciation and amortization	1,027

Corporate expense	9,407

Operating income	3,937

Interest income, net	608

Income before income taxes	4,545

Provision for income taxes	1,785

NET INCOME	$2,760

Earnings per common and common equivalent share:

Net income:

Basic	$0.16

Diluted	0.15

Weighted average number of common and common equivalent shares outstanding:

Basic	17,778

Diluted	17,920

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flow from operations, the $10.4 million outstanding of notes from FelCor (the “FelCor Notes”) and borrowings under the $40 million revolving credit facility with Bankers Trust Company (the “Credit Facility”). We had approximately $16.2 million and $24.9 million of cash as of December 31, 1999 and 1998, respectively, and the ability to call the $10.4 million of FelCor Notes on 5 days’ demand. We believe that we currently require approximately $10 million of cash to fund our day-to-day working capital needs.

Cash flow from operations was $1.7 million for the year ended December 31, 1999, and $8.3 million for the period from Inception through December 31, 1998. EBITDA was $15.2 million and $4.8 million for the year ended December 31, 1999, and the period from Inception through December 31, 1998, respectively. Interest earned from cash on hand and the FelCor Notes (net of fees related to the line of credit) was $1.4 million and $680,000 for the year ended December 31, 1999, and the period from Inception through December 31, 1998, respectively. These sources of cash were offset in 1999 by working capital items, including an increase in prepaid rent on the leases of $3.0 million, increases in prepaid insurance and other deposits of $2.1 million, and the reduction of trade payable and other current liabilities of $4.8 million. During the period from Inception through December 31, 1998, working capital was positively affected by a reduction of accounts receivable of $14.7 million, offset by prepaid rent on the leases of $11.0 million.

The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes. Under this agreement, the lenders have issued a standby letter of credit of $9.1 million (as of December 31, 1999) to secure our obligations under the leases with FelCor. This amount may be reduced from time to time pursuant to the liquid net worth requirements related to the leases.

Our board of directors has authorized management to repurchase up to 500,000 shares of our outstanding common stock. The authorized stock repurchases may, at the discretion of management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. Management will base its purchase decisions on market conditions, the price of the shares and other factors. As of December 31, 1999, we had repurchased 125,000 shares through this program.

We are actively pursuing opportunities for growth and anticipate adding to our management portfolio. We began managing the newly constructed 122-room Hilton Garden Inn in Round Rock (Austin), TX in January 2000, and have previously announced agreements to operate a 262-room upscale Hilton Hotel in Austin, TX, two additional Hilton Garden Inns in Windsor, CT, and Lewisville (Dallas), TX, a Staybridge Suites in Oakbrook, IL (near Chicago O’Hare airport), and a Holiday Inn Express and Suites at San Francisco Fisherman’s Wharf. These properties are all under development and we anticipate openings beginning late 2000. We do not anticipate entering into any significant new lease agreements in the future.

It is possible that some new management contracts could require us to make a small capital investment. We may also purchase hotel management contracts from third parties. If such an investment is necessary, we believe we have adequate capital resources including cash on hand, availability under the Credit Facility and the FelCor Notes to fund these opportunities for the immediate future.

We are continuously exploring opportunities for increasing efficiency at the hotels and the corporate office. Some of these opportunities could require small capital investments to achieve the targeted savings. We installed approximately $1.8 million of energy-saving devices in the leased hotels during 1999 and anticipate spending an additional $800,000 in 2000. We believe we have adequate capital resources to fund our growth opportunities for the immediate future.

Seasonality

The lodging industry is affected by seasonal patterns. At most of our hotels, demand is higher in the second and third quarters than during the remainder of the year. Assuming other factors remain constant, we normally have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. Our results are also impacted during periods of renovation when rooms are placed out of service.

Inflation

We are impacted by inflation in both the movement of certain costs of the operations of our hotels and in the ability to increase the rates charged to guests for rooms, food and beverage and other services. A continuing strong labor market has resulted in increased costs. We are attempting to mitigate the effects to our profit margins by increasing employee productivity without affecting customer service levels.

Many costs of operating the hotels can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates as well as other changing market conditions. We do not believe that increases in inflation rate from today’s relatively low levels would have an adverse impact on our results of operations. A major economic shift, such as a recession, would have a substantial adverse impact on our operating results. A major economic downturn that results in decreased business and leisure travel could result in lower revenues and, because of the fixed costs associated with operating the hotels, lower profit margins.

Changes in the rate of inflation could impact the level of short-term interest rates. Since we have no floating rate debt currently outstanding, we do not believe that we have any significant exposure should a rise in market interest rates occur.

Year 2000 Readiness

Our Year 2000 Readiness Program (the “Program”) was successful and we experienced no ill effects related to the Year 2000 problem. The Program was fully complete as of December 20, 1999. On December 31, 1999, we implemented a final series of checks on property-level software and systems, all of which produced successful results.

Costs

The hotel owners were principally responsible for the cost of all property-level remediation, and we incurred costs only in connection with Program implementation at our corporate headquarters. Our total cost for such implementation was $355,000. We expect to incur no further costs related to the Program or any other activity related to Year 2000 readiness.

Results

The Program was fully effective in correcting any potential Year 2000-related software, hardware or systems problems, and we experienced no failures of any kind at our corporate headquarters or any of our properties. We experienced no ill effects related to the reservations and other critical systems operated by our various franchisors and third-party vendors (although we were not responsible for the Year 2000 readiness of any such system). It is possible that the full effect of the date change has not been recognized; however, any problems that may occur at a later date as a result of the Year 2000 problem are likely to be minor and correctable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates on our Credit Facility. Since we have no floating rate debt currently outstanding, we do not believe that we have any significant exposure should a rise in market interest rates occur. We have not entered into any derivative or interest rate transactions. Although we conduct business in Canada, the Canadian operations were not material to our financial position, results of operations or cash flows as of December 31, 1999 and 1998. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 1999, or for the period from Inception through December 31, 1998. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated and is incorporated into this item by reference:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

PART III.

The information called for by Items 10-13 is incorporated by reference to the sections of the Company’s Proxy Statement for its 2000 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

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

   (b)  REPORTS ON FORM 8-K

           None.

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Spin-Off Agreement among the Company, the Predecessor and Bristol Hotel Management Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
2.2	Agreement and Plan of Merger dated as of February 28, 2000, by and among Bristol Hotels & Resorts, Bass PLC, and BHR North America, Inc. (incorporated by reference to Exhibit (d)(1) of the Schedule to (Rule 14d-100) Tender Offer Statement Pursuant to Section 14(D) or 13(E)(1) ).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
4.1	Registration Rights Agreement among the Company, Bass America Inc., Holiday Corporation and United/ Harvey Holdings (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
4.2	Form of Stockholders’ Agreement among the Company, Holiday Corporation, Bass America Inc., Bass plc and United/ Harvey Holdings (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
4.3	Stockholder Agreement between BHR North America, Inc., Bass PLC, and United/ Harvey Holdings, L.P. dated as of February 28, 2000 (incorporated by reference to Exhibit (d)(3) of the Schedule to (Rule 14d-100) Tender Offer Statement Pursuant to Section 14(D) or 13(E)(1)).
9.1	Voting and Cooperation Agreement among FelCor, the Predecessor, Bass America Inc., Holiday Corporation and United/ Harvey Holdings (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
10.1	1998 Bristol Hotels & Resorts Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 [333-58519] dated July 6, 1998).
10.2	Master Hotel Agreement among the Company, FelCor and FelCor Suites Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
10.3	Hotel Properties Agreement between Holiday Hospitality and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
10.4	Employment Agreement between the Company and J. Peter Kline (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Bristol Hotel Company filed with the SEC on March 30, 1998).
10.5	Employment Agreement with John A. Beckert (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Bristol Hotel Company filed with the SEC on March 30, 1998).
10.6	1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).

Exhibit
No.	Description

10.7	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 [Commission File No. 1-14047]).
10.8	Credit Agreement dated as of July 28, 1998 between the Company, the Lenders and Bankers Trust Company as arranging agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.9	Form of Lease Agreement between the Company and FelCor (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.10	Amended and Restated 1995 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Predecessor’s Form S-4).
10.11	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 of the Predecessor’s Form S-4).
10.12	Employment Agreement with Jeffrey P. Mayer.
21.1	List of subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
27.1	Financial data schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized, on this 27th day of March, 2000.

BRISTOL HOTELS & RESORTS

BY:	/s/ John D. Bailey

John D. Bailey
Vice President, Controller and
Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title

/s/ J. Peter Kline J. Peter Kline	Chairman of the Board of Directors and Chief Executive Officer

/s/ John A. Beckert John A. Beckert	President and Chief Operating Officer; Director

/s/ Jeffrey P. Mayer Jeffrey P. Mayer	Executive Vice President and Chief Financial Officer

/s/ John D. Bailey John D. Bailey	Vice President, Controller and Chief Accounting Officer

/s/ David A. Dittman David A. Dittman	Director

/s/ Kurt C. Read Kurt C. Read	Director

/s/ Thomas R. Oliver Thomas R. Oliver	Director

/s/ Reginald K. Brack, Jr. Reginald K. Brack, Jr.	Director

/s/ Robert A. Whitman Robert A. Whitman	Director

/s/ James J. Pinto James J. Pinto	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Bristol Hotels & Resorts:

We have audited the accompanying consolidated balance sheet of Bristol Hotels & Resorts (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 1999, and for the period from inception (March 20, 1998), through December 31, 1998. We have also audited the accompanying consolidated statements of operations, changes in stockholders’ equity, cash flows and comprehensive income (loss) for the period from January 1, 1998, through July 27, 1998, and for the year ended December 31, 1997, of Bristol Hotel Company (the Company’s predecessor, a former Delaware corporation) and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bristol Hotels & Resorts and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, and for the period from inception (March 20, 1998), through December 31, 1998; and the results of operations and cash flows of Bristol Hotel Company and subsidiaries for the period from January 1, 1998, through July 27, 1998, and for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Dallas, Texas,

  January 25, 2000
  (except with respect to
  Note 18, as to which the
  date is February 28, 2000)

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION

(MARCH 20, 1998) THROUGH DECEMBER 31, 1998
(in thousands, except per share amounts)

		From Inception
		(March 20, 1998)
	Year Ended	to
	December 31, 1999	December 31, 1998

REVENUE

Rooms	$565,252	$217,236

Food and beverage	144,256	58,391

Management fees	5,284	2,408

Construction management fees	3,188	2,095

Other	39,365	14,788

Total revenue	757,345	294,918

OPERATING COSTS AND EXPENSES

Departmental expenses:

Rooms	162,666	64,427

Food and beverage	109,622	44,509

Other operating departments	15,250	6,345

Undistributed operating expenses:

Administrative and general	71,773	26,917

Marketing	59,463	22,457

Property occupancy costs	65,742	28,163

Tenant lease expense	235,040	87,925

Depreciation and amortization	3,065	1,027

Corporate expense	22,576	9,407

Operating income	12,148	3,741

Equity in earnings of joint venture	24	—

Interest income, net	1,404	689

Income before income taxes	13,576	4,430

Provision for income taxes	5,368	1,785

NET INCOME	$8,208	$2,645

Earnings per common and common equivalent share:

Net income:

Basic	$0.46	$0.27

Diluted	0.45	0.27

Weighted average number of common and common equivalent shares outstanding:

Basic	17,799	9,788

Diluted	18,049	9,952

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1999 AND 1998

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	1999	1998

Current assets

Cash and cash equivalents	$16,198	$24,916

Accounts receivable (net of allowance of $488 and $643)	35,996	35,329

Inventory	10,459	9,612

Notes receivable - FelCor	10,382	9,100

Prepaid rent	14,114	11,042

Deposits and other current assets	7,755	6,144

Total current assets	94,904	96,143

Property and equipment (net of accumulated depreciation of $4,578 and $1,759)	7,762	5,889

Investment in management contracts (net of accumulated amortization of $3,469 and $2,429)	2,861	1,962

Investment in joint venture	764	—

Deferred charges and other non-current assets (net of accumulated amortization of $390 and $115)	1,964	1,528

Total assets	$108,255	$105,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued expenses	$40,856	$41,641

Accrued occupancy, sales and use tax	6,333	6,512

Accrued rent	8,458	8,498

Accrued insurance reserves	2,762	6,511

Total current liabilities	58,409	63,162

Deferred income taxes	3,108	1,376

Other liabilities	3,662	5,575

Total liabilities	65,179	70,113

Common stock ($.01 par value; 100,000,000 shares authorized, 31,881,365 and 31,957,919 shares issued at December 31, 1999 and 1998, respectively, and 17,708,686 and 17,778,315 shares outstanding at December 31, 1999 and 1998, respectively)	228	228

Additional paid-in capital	56,619	57,160

Retained earnings	10,853	2,645

Foreign currency translation adjustment	12	12

Treasury stock, at cost (5,065,409 shares)	(24,636)	(24,636)

Total stockholders’ equity	43,076	35,409

Total liabilities and stockholders’ equity	$108,255	$105,522

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION

(MARCH 20, 1998) THROUGH DECEMBER 31, 1998
(in thousands, except per share amounts)

		From Inception
	Year Ended	(March 20, 1998) to
	December 31, 1999	December 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,208	$2,645

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,065	1,027

Amortization of deferred financing fees	275	115

Non-cash portion of foreign currency translation	—	12

Compensation expense recognized for employee stock incentive programs	97	139

Equity in earnings of joint ventures	(24)	—

Non-cash portion of write-off of investment in Hollywood management contract	840	—

Changes in working capital	(10,567)	981

Deferred tax provision	1,732	510

Increase (decrease) in other liabilities	(1,913)	2,918

Cash provided by operating activities	1,713	8,347

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in management contracts	(1,939)	—

Purchase of joint venture interest	(740)	—

Improvements to property and equipment	(4,692)	(285)

Cash used in investing activities	(7,371)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from Predecessor at Spin-off	—	48,988

(Increase) decrease in deferred charges and other non-current assets	(140)	282

Proceeds from employee stock purchase plan	—	1,538

Proceeds from exercise of employee stock options	53	960

Repurchase and retirement of common stock	(691)	—

Issuance of note receivable	(1,000)	—

Issuance of FelCor Notes	(1,282)	(9,100)

Repurchase of shares from Bass plc	—	(25,814)

Cash provided by (used in) financing activities	(3,060)	16,854

Net increase (decrease) in cash and cash equivalents	(8,718)	24,916

Cash and cash equivalents at beginning of period	24,916	—

Cash and cash equivalents at end of period	$16,198	$24,916

Supplemental cash flow information:

Interest paid	$—	$—

Income taxes paid	$4,025	$785

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION

(MARCH 20, 1998) THROUGH DECEMBER 31, 1998
(in thousands, except per share amounts)

					Foreign
	Common		Additional		Currency
			Paid-In	Treasury	Translation	Retained
	Shares	Amount	Capital	Stock	Adjustment	Earnings	Total

Balance at Inception	1,000	$—	$1	$—	$—	$—	$1

Spin-off dividend	22,616,453	226	55,702	—	—	—	55,928

Bass stock repurchase	(5,307,351)	—	—	(25,814)	—	—	(25,814)

Employee stock purchase plan, net of repurchases	241,158	—	360	1,178	—	—	1,538

Employee stock options exercised	227,055	2	958	—	—	—	960

Employee stock option expense	—	—	139	—	—	—	139

Foreign currency translation adjustment	—	—	—	—	12	—	12

Net income	—	—	—	—	—	2,645	2,645

Balance at December 31, 1998	17,778,315	228	57,160	(24,636)	12	2,645	35,409

Employee stock options exercised	6,925	—	53	—	—	—	53

Employee stock option expense	—	—	(35)	—	—	—	(35)

Repurchase of common stock issued from employee stock purchase plan	(1,554)	—	(10)	—	—	—	(10)

Repurchase of common stock from third party holders	(125,000)	(1)	(680)	—	—	—	(681)

Restricted shares issued to executive officer	50,000	1	131	—	—	—	132

Net income	—	—	—	—	—	8,208	8,208

Balance at December 31, 1999	$17,708,686	$228	$56,619	$(24,636)	$12	$10,853	$43,076

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Bristol Hotels & Resorts (together with its subsidiaries, the “Company”) is a Delaware corporation which was incorporated on March 20, 1998 (“Inception”), and began operations on May 20, 1998, as a subsidiary of Bristol Hotel Company (“BHC” or “Predecessor”). The Company was spun off (the “Spin-off”) from BHC in connection with the merger of BHC with FelCor Lodging Trust Incorporated (“FelCor”) on July 27, 1998 (the “FelCor Merger”), and began trading on July 28, 1998, as a separate publicly traded company.

The Company is one of the leading independent hotel operating companies in the United States operating 110 primarily full-service hotels (as of December 31, 1999) in the upscale and midscale segments of the hotel industry containing approximately 29,200 rooms, of which 100 hotels are operated under the long-term leases with FelCor. The Company operates hotels in 24 states and Canada, with 29 hotels in Texas, 11 hotels in California and 9 hotels in Georgia. The Company operates the largest number of Bass Hotels & Resorts (with its affiliates, collectively “Bass”) branded hotels in the world, including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels. The Company also operates 21 hotels under other hotel brands, including Sheraton Four Points, Hampton Inn, Homewood Suites, Courtyard by Marriott and Fairfield Inn.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The financial statements of the Company as of December 31, 1998, reflect its operations from May 20, 1998, through December 1998. The Company had no operations from March 20, 1998, through May 19, 1998; operations began on May 20, 1998, with the lease of the Hampton Inn - Las Vegas. Prior to July 28, 1998, the Company’s sole asset was the leasehold interest in the Hampton Inn - Las Vegas; therefore, the results of operations presented in the Company’s consolidated statement of income for the period from Inception through December 31, 1998, are not, in the opinion of management, indicative of the future results of operations of the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include unrestricted cash in banks and cash on hand. Liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable in the balance sheet are expected to be collected within one year and are net of estimated uncollectible amounts of $488,000 and $643,000 at December 31, 1999 and 1998, respectively.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventory, consisting primarily of food and beverage products as well as consumable supplies, is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

PREPAID RENT

The Company is required to prepay each month’s base rent on the last day of the prior month. Any adjustments to this amount are paid in arrears. As of December 31, 1999 and 1998, prepaid rent was $14.1 million and $11.0 million, respectively.

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of leasehold improvements, computer equipment and furniture and fixtures at the Company’s corporate office and uniforms at the hotels.

Depreciation is computed on a straight-line method over the estimated useful lives of the assets, as follows:

Furniture, fixtures and equipment	3-15 years
Automobiles and trucks	5 years
Leasehold improvements	Lease term or useful life, whichever is less

The cost of normal repairs and maintenance that does not significantly extend the life of the property and equipment is expensed as incurred.

DEFERRED CHARGES AND OTHER NONCURRENT ASSETS

Deferred charges and other noncurrent assets consists of franchise costs, a $1 million note receivable and deferred financing costs which are amortized over the life of the related line of credit.

COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in a company’s equity. Due to the Company’s Canadian operations, it engaged in transactions involving foreign currency resulting in no translation adjustment for the year ended December 31, 1999 and translation adjustments of approximately $12,000 for the period from May 20, 1998, through December 31, 1998, which the Company believes is immaterial and does not require separate financial statement presentation.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SEGMENT INFORMATION

The Company does not prepare any information about any components of the business for purposes of allocating resources or assessing performance for internal use since it analyzes each hotel individually for such purposes. The Company’s management has determined that it operates one line of business and it would be impracticable to report segment information.

FOREIGN CURRENCY TRANSACTIONS

The Company operates six hotels in Canada. Results of operations for those hotels are maintained in Canadian dollars and translated using average exchange rates during the period. Currency transaction gains and losses are included in net income and were a gain of $54,000 for the year ended December 31, 1999, and a loss of $4,000 for the period May 20 through December 31, 1998. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment. Cumulative currency translation gains included in stockholders’ equity at December 31, 1999 and 1998, were $12,000.

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

EARNINGS PER SHARE

Earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Weighted average shares is calculated using the treasury stock method, giving effect to the common equivalent shares outstanding as of December 31, 1999 and 1998. The common equivalent shares include employee and director stock options which have been deemed exercised at the issue date using the treasury stock method for the purposes of computing earnings per share. The Company has no other potentially dilutive securities. All weighted average share and per share data presented are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”), which calls for both basic and diluted weighted average share presentation.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On July 27, 1998, BHC’s hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts (the Company). The FelCor Merger was consummated following the Spin-off.

In the Spin-off, BHC stockholders received one common share of the Company for every two of their BHC common shares. In the FelCor Merger, BHC stockholders received 0.685 FelCor common shares for each of their existing BHC common shares. Therefore, at the Spin-off, former BHC stockholders owned all of the Company’s equity and 44% of FelCor’s outstanding common equity. The Spin-off was taxable to BHC and its stockholders, while the FelCor Merger was tax-free to FelCor and BHC stockholders.

Each of the BHC hotels acquired by FelCor in the FelCor Merger are leased to and operated by the Company. The Company and FelCor are separately owned and managed, but are expected to work together in the acquisition and leasing of additional hotels.

The assets spun off to the Company by the Predecessor, net of the cash used to repurchase the Bass shares, consisted of (in thousands):

Cash	$48,988

Less - Cash used for Bass shares repurchase	(25,814)

Net cash to Company	23,174

Non-cash assets	75,834

Liabilities	(68,894)

Net assets received from Predecessor	$30,114

4.	LEASES

Of the 110 hotels operated by the Company, 100 are subject to long-term leases with FelCor. The principal terms of the leases are summarized below, although certain terms vary from hotel to hotel.

TERM
The leases are for initial terms of five to fifteen years, with renewal options on the same terms for a total of 15 years. If a lease has been extended to 15 years, the Company may renew the lease for an additional five years at then-current market rates.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LEASES (continued)

RENT
The Company pays rent equal to the greater of base rent or percentage rent. The percentage rent is based on specified percentages of various revenue streams. Those percentages will vary within the following ranges for the leases:

Room Revenues:	0% to 10% up to a first revenue breakpoint amount specified for each hotel, then 70% to a second breakpoint amount, then 60% thereafter (for the FelCor leases only)

Food and Beverage Revenues:	5% to 25%

Other Revenues:	Varying percentages depending on the nature and source of such revenues

The base rent and the thresholds for computing percentage rent under the leases are adjusted annually to reflect changes in the Consumer Price Index.

The Company recognized lease expense of $235.0 million for the year ended December 31, 1999, and $87.9 million from July 28, 1998 through December 31, 1998. Of this amount, $156.8 million and $55.3 million, respectively, was base rent, and the remainder was percentage rent above the base amount.

Future minimum (base) rental payments under leases are as follows (in thousands):

Year Ended December 31,

2000	$157,661

2001	162,390

2002	167,262

2003	172,280

2004	168,699

Thereafter	739,697

$1,567,989

TERMINATION FEES
Upon the sale of a property to a third party, the owner may terminate the lease. Under the FelCor leases, the Company would be entitled to damages upon any termination to which it did not consent consisting of a monthly payment equal to one-twelfth of 75% of the cash flow derived by the Company from the lease for the prior twelve months. The payment, for the majority of the assets, would be due for a period equal to the remainder of the lease term for the terminated lease. Five leases were terminated during the year ended December 31, 1999. In accordance with the calculations set forth under the lease agreements, no termination fees were received. The lease for the Hampton Inn - Las Vegas contains provisions for a termination fee calculated as the net present value of the projected cash flow to the Company from the property for the remainder of the lease term.

The leases may contain specific criteria under which, if the Company fails to meet these criteria, the owner may terminate the lease without payment of the termination fee. Either party may terminate upon a breach by the other party of the agreements under the lease.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LEASES (continued)

INSURANCE, PROPERTY TAXES AND GROUND LEASES
The owner pays all real estate and personal property taxes (other than with respect to personal property of the Company), property insurance premiums and ground lease payments on the leased hotels. The Company pays for all liability insurance on the leased hotels, which includes extended coverage, comprehensive general public liability, workers’ compensation and other insurance appropriate and customary for properties similar to the leased hotels.

5.	FELCOR NOTES RECEIVABLE

Pursuant to the terms of the Spin-off Agreement, the Company’s net worth was to be $30 million at the Spin-off. The difference between the net assets and liabilities transferred to the Company and the $30 million net worth requirement was due from FelCor. This amount, net of settlements between the Company and FelCor in the interim period, was $9.1 million, for which FelCor executed a promissory note to the Company. The Company received repayments on this note of $6 million during the year ended December 31, 1999. The Company then advanced an additional $6 million to FelCor and executed a new note for the $9.1 million outstanding. This note bears interest at LIBOR plus 125 basis points (7.7% as of December 31, 1999) and is callable upon five days’ notice from the Company.

During 1999, FelCor executed a note for amounts due to a Canadian subsidiary of the Company for approximately $1.3 million. This note bears interest at LIBOR plus 130 basis points (7.8% as of December 31, 1999) and is callable upon five days demand from the Company. The notes (collectively, the “FelCor Notes”) outstanding totaled $10.4 million at December 31, 1999.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 1999	December 31, 1998

Leasehold improvements	$932	$818

Furniture, fixtures and equipment	11,408	6,830

	12,340	7,648

Less accumulated depreciation	(4,578)	(1,759)

Total	$7,762	$5,889

7.	LONG-TERM DEBT

In connection with the Spin-off, the Company entered into a $40 million revolving credit facility (the “Credit Facility”), with Bankers Trust Company. The Credit Facility is secured by essentially all of the Company’s assets, including the stock of its subsidiaries and their rights under the leases with FelCor. Borrowings under the Credit Facility bear interest at a rate of LIBOR plus 1.875% or a base rate plus 0.875%. The Credit Facility matured in July 1999, and the Company exercised one of its one-year extensions. The current maturity date is July 2000, and can be extended for an additional one-year period. The $40 million of commitments under the Credit Facility may be used for working capital and other general corporate purposes.

A sub-limit of up to $20 million of such commitments is available to issue letters of credit to secure the Company’s obligations under the leases with FelCor and other owners, subject to the reduction of such sub-limit to reflect the achievement of liquid net worth requirements related to such leases. The Company pays a fee of 1.875% annually on the maximum amount which may be drawn under each letter of credit issued. As of December 31, 1999, a letter of credit for $9.1 million was outstanding to FelCor to secure the Company’s obligations under the leases.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	INCOME TAXES

Components of income tax expense from continuing operations for the year ended December 31, 1999 and the period from July 28, 1998, through December 31, 1998, consists of the following (in thousands):

	Year Ended	July 28, 1998 -
	December 31, 1999	December 31, 1998

Federal:

Current	$2,670	$516

Deferred	1,589	749

State:

Current	723	102

Deferred	143	348

Canada:

Current	243	270

Deferred	—	—

	$5,368	$1,785

The Company estimates that its effective tax rates for 1999 and 1998 approximated 39.5% and 40.3%, respectively. The actual income tax expense for the year ended December 31, 1999, and the period from July 28, 1998, through December 31, 1998, is computed by applying the U.S. federal statutory income tax rate, adjusted as follows:

	Year Ended	July 28, 1998 -
	December 31, 1999	December 31, 1998

Income tax expense at the U. S. federal statutory rate	35.0%	35.0%

State income taxes, net of federal benefit and permanent differences	4.2%	4.0%

Effect of higher Canadian tax rates	.3%	1.3%

	39.5%	40.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (in thousands):

	December 31, 1999	December 31, 1998

Depreciation, amortization and other	$1,312	$1,596

Accrued expenses	2,247	263

Gross deferred tax liabilities	3,559	1,859

Accrued reserves	451	483

Gross deferred tax asset	451	483

Net deferred tax liability	$3,108	$1,376

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 1999	December 31, 1998

Accounts payable	$3,331	$5,952

Accrued payroll, payroll taxes and benefits	20,857	20,425

Accrued utility costs	3,130	3,395

Accrued franchise fees	2,342	1,957

Accrued hotel operating expenses	4,211	4,547

Advance deposits	2,513	1,653

Other	4,472	3,712

	$40,856	$41,641

10.	STOCKHOLDERS’ EQUITY

NON-EMPLOYEE DIRECTOR OPTIONS

The Company instituted the Non-Employee Directors Stock Option Plan (the “Plan”) on July 27, 1998, and assumed the Predecessor’s Amended Stock Option Plan for Non-Employee Directors. Only directors who are (i) not employees of the Company; or (ii) do not beneficially own, or are an employee of an entity which beneficially owns 9% or more of the outstanding common shares of the Company, are eligible under the Plan (an “Eligible Director”). On the later of the date upon which an Eligible Director became a director or the effective date of the Plan, each receives an initial option to purchase 25,000 shares of Common Stock at an exercise price equal to the market value on the date of grant. The initial option becomes exercisable 34% at the first next annual stockholders’ meeting at which the individual remains a director, and 33% at each of the next two consecutive annual stockholders’ meetings which the individual remains a director. The options expire five years from the date of grant. Thereafter, the Directors’ Plan Committee may, but is not obligated to, annually grant each Eligible Director an option to purchase up to 25,000 shares of Common Stock which becomes exercisable as determined by the Directors’ Plan Committee. As of December 31, 1999, a total of 101,250 options had been granted to the three Eligible Directors on the board, including those issued under the Predecessor’s plan, 50,513 of which are currently exercisable.

EMPLOYEE OPTIONS

Under the Company’s 1998 Equity Incentive Plan and the Predecessor’s Amended and Restated 1995 Equity Incentive Plan, which was assumed by the Company, the Company may award options to purchase the Company’s stock to eligible officers and employees. Employee stock options may be granted to officers and employees with an exercise price generally not less than the fair market value of the common stock at the date of grant. Options expire at 10 years from date of grant. Options issued prior to December 31, 1995, have cliff vesting from 1998 - 2000 and options issued on or after January 1, 1996, vest ratably over a four- or five-year period from the date of the grant. There were 999,557 employee options outstanding at December 31, 1999, including those issued under the Predecessor’s plan, of which 159,400 were exercisable.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	STOCKHOLDERS’ EQUITY (continued)

TREASURY STOCK

Immediately after the Spin-off, the Company purchased 5.3 million shares of its stock held by affiliates of Bass, in order to assure FelCor’s compliance with certain REIT ownership requirements. The purchase price for these shares was $25.8 million ($4.86 per share), and was funded from cash contributed by BHC to the Company for this purpose. The repurchased shares are classified as treasury shares on the Company’s balance sheet.

STOCK PURCHASE PLAN

In order to encourage broader ownership of the Company by providing a means for eligible employees and directors of the Company to acquire shares of Company stock, the Company formed the 1998 Bristol Hotels & Resorts Stock Purchase Plan. On July 28, 1998, eligible employees and directors purchased 241,158 shares of the Company’s stock at $6.38 per share. The shares were issued from treasury stock.

From July 28, 1998 through July 27, 1999, the Company had the option to repurchase, at $6.38 per share, any shares issued to employees under this plan upon an employee’s termination. As of July 28, 1999, the Company had repurchased approximately 2,400 shares from terminated employees.

REPURCHASE OF COMMON STOCK

The Board of Directors voted in February 1999 to authorize the Company to repurchase, from time to time, up to 500,000 shares of its common stock. Shares cannot be repurchased from the Company’s officers, directors or employees.

During the third quarter of 1999, the Company repurchased 25,000 shares at $7.50 per share (plus broker commission). During the fourth quarter of 1999, the Company made two purchases totaling 100,000 shares, at an average price of $4.90 per share (plus broker commissions). The shares were retired upon purchase.

SFAS 123 DISCLOSURE

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Pronouncement Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	STOCKHOLDERS’ EQUITY (continued)

SFAS 123 DISCLOSURE (continued)

However, had compensation cost for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

	Year Ended	July 28, 1998 -
	December 31, 1999	December 31, 1998

Net income:

As reported	$8,208	$2,645

Pro forma	7,887	2,623

Basic EPS:

As reported	0.46	0.27

Pro forma	0.44	0.27

Diluted EPS:

As reported	0.45	0.27

Pro forma	0.44	0.27

A summary of the status of the Company’s stock option plan at December 31, 1999 and 1998, and changes during the periods, are presented in the table and narrative below:

	Year Ended		July 28, 1998 -
	December 31, 1999		December 31, 1998

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	710,508	$5.24	927,820	$4.41

Options granted	526,130	6.43	75,000	6.88

Options exercised	(6,925)	7.42	(227,055)	2.53

Options expired	(128,906)	6.86	(65,257)	4.71

Options outstanding at end of period	1,100,807	$5.61	710,508	$5.24

Options exercisable at end of period	209,913	$5.92	141,544	$5.85

Weighted average fair value of options granted at date of issue		$3.28		$2.91

The 1,100,807 options outstanding at December 31, 1999, have exercise prices between $2.51 and $8.32 with a weighted average exercise price of $5.61 and a weighted average remaining contractual life of 7.3 years. At December 31, 1999, 209,913 of these options (with a weighted average exercise price of $5.92) are exercisable. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grant in 1999 and 1998, respectively: risk-free interest rates of 4.7% and 5.49%; no expected dividend yields; expected lives of 7.3 and 7.2 years; expected volatility of 73.26% and 33.75%.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EARNINGS PER SHARE

The Company computes net income per share in accordance with SFAS 128. Under SFAS 128, net income per share (“basic EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company calculates net income per share, assuming dilution (“diluted EPS”), assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of basic EPS to diluted EPS:

			Per
			Share
	Net Income	Shares	Amount

	($ in thousands)

Year ending December 31, 1999:

Net income per share	$8,208	17,798,656	$0.46

Effect of options	—	250,143	—

Net income per share, assuming dilution	$8,208	18,048,799	$0.45

Inception through December 31, 1998:

Net income per share	$2,645	9,787,535	$0.27

Effect of options	—	164,020	—

Net income per share, assuming dilution	$2,645	9,951,555	$0.27

12.	OPERATING LEASES

The Company leases certain hotel space to third-party vendors. Future minimum rentals to be received under non-cancelable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

Year Ended December 31,

2000	$2,136

2001	1,778

2002	1,547

2003	1,284

2004	738

Thereafter	609

$8,092

13.	MANAGEMENT CONTRACTS

During 1999, the Company began management of the Holiday Inn Express Hotel & Suites in Cambridge, MA, the Hampton Inn in Sault Ste. Marie, MI, and the Hawthorn Hotel & Suites near Chicago’s O’Hare Airport. In addition, the Company extended the term of its existing management contract for the Holiday Inn - Nashville Vanderbilt from 2003 to 2008. The Company contributed $400,000 towards a renovation of the hotel in connection with the extension. The Company entered into a management contract for a Holiday Inn Express Hotel & Suites at San Francisco’s Fisherman’s Wharf, a project which is currently under construction. The Company invested $1.5 million in this management contract. The property, which is adjacent to the Company’s Holiday Inn - Fisherman’s Wharf, is scheduled to open in the fall of 2000.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	MANAGEMENT CONTRACTS (continued)

On December 15, 1999, the owners of the Hawthorn Suites borrowed $1 million from the Company. The note is for a term of three years, bears interest at 8.65% annually and is included in other non-current assets on the Company’s balance sheet.

In April 1999, the Company received a termination fee of $1.2 million for the cancellation of the management contract for the Holiday Inn - Hollywood. This amount, net of $840,000 unamortized investment in the management contract, was recognized as management fee income. In the third quarter of 1999, a management contract covering five hotels was terminated in connection with the sale of the hotels. The sale and termination resulted in the Company receiving a $1 million termination fee.

The Company’s investment in management contracts at December 31, 1999 and 1998, was $2.9 million and $2.0 million, respectively. The investments are amortized on a straight-line basis over the lives of the contracts. The amortization of the investments was $201,000 and $99,000 for the year ended December 31, 1999, and the period from July 28, 1998 through December 31, 1998, respectively. Management fee income was $5.3 million and $2.4 million for the year ended December 31, 1999, and the period from July 28, 1998 through December 31, 1998, respectively.

Management contracts may contain provisions which allow the third-party owner to terminate the contract. Therefore, the Company cannot guarantee that it will manage these properties to the contract expiration dates, although early terminations generally require payment of termination fees by the owner.

14.	BENEFITS

Health (including fully insured term life and accidental death and dismemberment), dental and disability coverage is provided to the Company’s employees through the Welfare Benefit Trust (the “Trust”). The Company maintains varying levels of stop-loss and umbrella insurance policies to limit the Company’s per occurrence and aggregate liability in any given year. Actual claims and premiums on stop-loss insurance, medical and disability policies are paid from the Trust. The Trust is funded through a combination of employer and employee contributions. The Trust also pays work-related injury claims, which are funded by the employer for its employees in Texas. All employees have been eligible for participation in the benefits provided through the Trust. The Company provided $11.9 million and $4.9 million related to these benefits for the year ended December 31, 1999, and the period from Inception through December 31, 1998.

The Company offers a Profit Sharing Plan and Trust (“401(k) Plan”) to certain employees. The 401(k) Plan is designed to be a qualified trust under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the 401(k) Plan; however, only the first 6% of pretax income is subject to matching by the Company. The Company automatically makes matching contributions of 50% of the employees’ matchable contributions and may elect to make matching contributions of up to an additional 50% of the employees’ matchable contributions subject to certain performance measures of the Company. The Company provided for automatic matching contributions for the year ended December 31, 1999 and the period from Inception through December 31, 1998, of $2.0 million and $1.0 million, respectively. The Company determined that it did not meet the performance criteria necessary to make the discretionary 50% match contribution for either period. The Predecessor had accrued $963,000 for this discretionary match for the period from January 1, 1998, through July 27, 1998, which the Company reversed in December 1998.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s hotel properties are operated pursuant to franchise or license agreements (“Franchise Agreements”), primarily with Holiday Inn Franchising, Inc. or its affiliates. The Company also operates hotels under franchise agreements with Marriott International, Inc., Hilton Hotels Corporation (formerly Promus Hotels, Inc.), Hawthorn Suites Franchising, Incorporated, and ITT Sheraton Corporation. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues. The Franchise Agreements have various durations through the year 2018, and generally may not be terminated without the payment of substantial fees. Franchise marketing and royalty fees of $33.5 million and $12.5 million, respectively, were paid during the year ended December 31, 1999, and the period from Inception through December 31, 1998.

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

The Company is currently involved in certain guest and customer claims, employee wage claims and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a materially adverse effect on the Company’s financial position or results of operations.

16.	RELATED PARTY TRANSACTIONS

The Company and Bass entered into a hotel properties agreement (the “Hotel Properties Agreement”). The Hotel Properties Agreement requires that the Company must enter into standard franchise agreements for hotels having an aggregate number of rooms by the following dates: 3,000 rooms by April 1, 2001; 5,200 rooms by April 1, 2002; and a total of 8,700 new Holiday Inn branded rooms by April 1, 2003. If the Company fails to meet these thresholds by the required dates, the Company could pay a monthly fee equal to $73.50 per room below the threshold amount until the Company meets the applicable threshold or until March 31, 2006. Additionally, the Company has a right of first refusal on any entity or other interest meeting certain criteria that Bass wishes to acquire or develop, subject to certain limitations. The above provisions of the Hotel Properties Agreement will expire the earlier of (i) the date that Bass terminates its obligation upon six months’ notice at any time after October 28, 1998, or (ii) the date that Bass no longer holds a controlling interest in the franchisor of the Holiday Inn brands. The Company has added 1,332 rooms to the Holiday Inn system toward these requirements as of December 31, 1999.

The Company has entered into Franchise Agreements with Bass which generally require the payment of franchise fees of 5% of room revenues. Amounts paid to Bass pursuant to Franchise Agreements and related marketing, advertising and reservation services were $51.3 million and $18.0 million, including $29.8 million and $11.2 million for franchise royalty and marketing fees and $5.9 million and $2.3 million of frequent guest program fees for the year ended December 31, 1999, and the period from Inception through December 31, 1998, respectively.

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	FAIR VALUE

The Company has estimated the fair value of its financial instruments at December 31, 1999 and 1998, as required by Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments.” The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of the fair values.

18.	SUBSEQUENT EVENTS

On February 28, 2000, the Company announced a definitive merger agreement with Bass PLC whereby Bass PLC, the parent company of Bass Hotels & Resorts, will acquire the outstanding stock of the Company for $9.50 per share pursuant to a tender offer. The board of directors of Bristol has approved the transaction and resolved to recommend that Bristol shareholders accept the offer. United/ Harvey Holdings, L.P., a 39% stockholder of the Company, has entered into an agreement with Bass PLC to accept the offer and tender its shares.

Pursuant to the merger agreement, Bass PLC will promptly commence a cash tender offer for all outstanding shares of common stock of Bristol. The offer is conditioned upon, among other things, Bass PLC acquiring in the offer a majority of the outstanding Bristol shares (counting the 9.9% of the outstanding Bristol shares currently held by Bass). In the merger following the tender offer, each share of Bristol common stock not acquired pursuant to the offer will be converted into the right to receive $9.50 in cash. The total purchase consideration for the Bristol shares not already owned by Bass is $157 million. The merger is expected to occur in the second quarter of 2000.

19.	QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for the Company are as follows (in thousands, except per share amounts):

	Year Ended December 31, 1999

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$176,214	$196,914	$196,872	$187,345

Operating income	1,620	7,124	2,755	649

Net income	1,116	4,501	1,922	669

Earnings per common share:

Net income:

Basic	$0.06	$0.25	$0.11	$0.04

Diluted	$0.06	$0.25	$0.11	$0.04

Weighted average number of common and common equivalent shares:

Basic	17,779	17,781	17,829	17,805

Diluted	18,054	18,122	18,130	17,936

BRISTOL HOTELS & RESORTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	QUARTERLY FINANCIAL DATA (unaudited - continued)

	For Period Ending December 31, 1998

	Inception -	3rd	4th
	June 30, 1998	Quarter	Quarter

Revenues	$132	$121,126	$173,660

Operating income (loss)	(59)	2,041	1,759

Net income (loss)	(59)	1,176	1,528

Earnings per common share:

Net income:

Basic	n/a	$0.09	$0.09

Diluted	n/a	$0.09	$0.09

Weighted average number of common and common equivalent shares:

Basic	n/a	12,753	17,778

Diluted	n/a	12,921	17,909

Earnings per share and weighted average shares for the period from Inception through June 30, 1998 are not presented. Prior to July 28, 1998, the Company’s sole asset was the leasehold interest in the Hampton Inn - Las Vegas; therefore, the results of operations presented for the second and third quarters of 1998 are not comparable to future periods.

Earnings per common share amounts and weighted average number of common and common equivalent shares have been calculated in accordance with SFAS 128. The sum of the earnings per common share for the quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

BRISTOL HOTEL COMPANY (Predecessor)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	January 1, 1998	Year Ended
	To July 27, 1998	December 31, 1997

REVENUE:

Rooms	$308,638	$377,380

Food and beverage	68,999	92,596

Management fees	3,538	4,948

Other	22,835	29,594

Total revenue	404,010	504,518

OPERATING COSTS AND EXPENSES:

Departmental expenses:

Rooms	89,721	105,063

Food and beverage	54,751	69,766

Other	5,424	9,326

Undistributed operating expenses:

Administrative and general	41,517	44,255

Marketing	29,169	34,439

Property operating costs	35,306	44,303

Property taxes, rent and insurance	30,601	35,330

Depreciation and amortization	34,300	39,690

Corporate expense	27,676	24,450

Operating income	55,545	97,896

Other (income) expense:

Interest expense	30,892	44,591

Equity in income of joint ventures	(783)	(1,916)

Income before income taxes and extraordinary items	25,436	55,221

Income taxes	10,175	22,007

Income before extraordinary items	15,261	33,214

Extraordinary loss on early extinguishment of debt, net of tax	(25,689)	(12,741)

Net income (loss)	$(10,428)	$20,473

Earnings (loss) per common and common equivalent share:

Income before extraordinary item:

Basic	$0.34	$0.89

Diluted	$0.34	$0.87

Net income (loss):

Basic	$(0.23)	$0.55

Diluted	$(0.23)	$0.53

Weighted average number of common and common equivalent shares outstanding:

Basic	44,380	37,359

Diluted	45,194	38,332

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (Predecessor)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	January 1, 1998	Year Ended
	To July 27, 1998	December 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(10,428)	$20,473

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	34,300	39,690

Amortization of deferred financing fees	1,609	2,749

Equity in earnings of joint ventures	616	(1,399)

Compensation expense recognized for employee stock options	130	410

Unrealized gain on marketable securities		—

Non-cash portion of extraordinary item, net of tax	5,095	11,009

Non-cash portion of foreign currency translation	1,276	—

Changes in assets and liabilities:

Changes in working capital	5,791	1,645

Decrease (increase) in restricted cash	1,263	(6,214)

Distributions from joint ventures	90	650

Increase (decrease) in other liabilities	(785)	217

Deferred tax provision	1,143	5,805

Net cash provided by operating activities	40,100	75,035

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to property and equipment	(102,283)	(54,071)

Purchases of property and equipment, net of associated debt	(9,000)	(86,977)

Sales of property and equipment	4,750	—

Holiday Inn Acquisition, net of costs	—	(400,159)

Omaha Acquisition, net of assumed debt	(20,043)	—

HI-Thomas Circle Settlement	4,100	—

Net cash used in investing activities	(122,476)	(541,207)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Nomura Credit Facility	—	600,000

Proceeds from New Credit Facility	—	560,000

Repayment of New Credit Facility	—	(560,000)

Paydown of Senior Notes	(30,000)	(40,000)

Proceeds from Offering, net of costs	—	107,852

Early extinguishment of long-term debt	—	(133,540)

Repayment of debt assumed in Omaha Acquisition	(25,329)	—

Borrowings under FelCor Facility	120,000	—

Proceeds from BT Loan	490,000	—

Repayment of Nomura Credit Facility	(455,000)	—

Proceeds from exercise of employee stock options	1,633	—

Principal payments and extinguishment of long-term debt	(13,508)	(7,058)

Proceeds from issuance of long-term debt	—	43,410

Increase in deferred charges and other non-current assets	(4,021)	(22,991)

Net cash provided by financing activities	83,775	547,673

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (Predecessor)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	January 1, 1998	Year Ended
	To July 27, 1998	December 31, 1997

Net increase (decrease) in cash and cash equivalents	$1,399	$81,501

Cash and cash equivalents at beginning of period	86,167	4,666

Cash and cash equivalents at end of period	$87,566	$86,167

Supplemental cash flow information:

Interest paid	$28,955	$39,706

Income taxes paid	$6,524	$10,942

Non-cash investing and financing activities:

Debt assumed to acquire property and equipment	$15,125	$21,813

Common stock issued in Holiday Inn Acquisition	$—	$267,967

Common stock issued in Omaha Acquisition	$40,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (Predecessor)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Other
	Common Stock		Additional	Unrealized	Accumulated
			Paid-in	Gain (Loss)	Comprehensive	Retained
	Shares	Amount	Capital	On Securities	Income	Earnings	Total

Balance at December 31, 1996	16,565,840	$166	$231,181	$—	$—	$20,810	$252,157

Employee stock options	—	—	296	—	—	—	296

Exercise of employee stock options	6,619	—	114	—	—	—	114

Issuance of stock in Holiday Inn Acquisition	9,361,308	93	267,874	—	—	—	267,967

Issuance of common stock, net of costs	3,162,500	31	107,470	—	—	—	107,501

Stock split	14,545,134	146	—	—	—	(146)	—

Foreign currency translation adjustment	—	—	—	—	286	—	286

Net income	—	—	—	—	—	20,473	20,473

Balance at December 31, 1997	43,641,401	436	606,935	—	286	41,137	648,794

Employee stock options	—	—	130	—	—	—	130

Exercise of employee stock options	165,000	2	1,631	—	—	—	1,633

Issuance of stock in Omaha Acquisition	1,428,571	14	39,986	—	—	—	40,000

Foreign currency translation adjustment	—	—	—	—	1,276	—	1,276

Net loss	—	—	—	—	—	(10,428)	(10,428)

Balance at July 27, 1998	45,234,972	$452	$648,682	$—	$1,562	$30,709	$681,405

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (Predecessor)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	January 1, 1998	Year Ended
	To July 27, 1998	December 31, 1997

Net income (loss)	$(10,428)	$20,473

Other items of comprehensive earnings:

Cumulative foreign currency translation adjustments	1,276	286

Comprehensive income (loss)	$(9,152)	$20,759

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Bristol Hotel Company (the “BHC” or “Predecessor”) is a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries. As of July 27, 1998, BHC owned 107 hotels and managed 16 additional hotels, one of which was owned by joint ventures in which BHC owned a 50% interest. The properties, which contain approximately 32,700 rooms, are located in 27 states, the District of Columbia and Canada. BHC acquired the ownership and/ or management of 60 of these properties on April 28, 1997 (the “Holiday Inn Acquisition”).

On July 27, 1998, BHC’s hotel operating business was spun off (the “Spin-off”) as a separate publicly traded company, Bristol Hotels & Resorts (“BH&R”). Prior to the Spin-off, BH&R was a wholly owned subsidiary of the Company. Following the Spin-off, BHC merged (the “FelCor Merger”) with FelCor Lodging Trust Incorporated (“FelCor”).

The accompanying consolidated statements of operations, cash flows, changes in stockholders’ equity and comprehensive income (loss) for the period from January 1, 1998, through July 27, 1998, are presented as if the FelCor Merger and the Spin-off had not occurred. Therefore, the effect of the gain on the Spin-off is not reflected in these financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of BHC and its subsidiaries up to the date of the FelCor Merger. The results of operations of the hotels acquired during the period are included in the Predecessor’s financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.

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

Depreciation and amortization expense recorded for the period ended July 27, 1998, and the year ended December 31, 1997 was $34.3 million and $39.7 million, respectively.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

The Predecessor adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Due to the Company’s Canadian operations, it engaged in transactions involving foreign currency resulting in translation adjustments of approximately $1.6 million and $286,000 for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, respectively, which resulted in a comprehensive loss of $9.2 million for the period January 1, 1998, through July 27, 1998, and comprehensive income of $20.8 million for the year ended December 31, 1997.

FOREIGN CURRENCY TRANSACTIONS

The Predecessor operates six hotels in Canada for which results of operations are maintained in Canadian dollars and translated using average exchange rates during the period. Currency transaction gains and losses are included in net income and were a gain of $265,000 and a loss of $303,000 for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, respectively. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at end of each reporting period.

INCOME TAXES

The Predecessor accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

EARNINGS PER SHARE

Earnings per share (“EPS”) is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. All weighted average share and per share data presented are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”), which calls for both basic and diluted weighted average share presentation. Weighted average shares is calculated using the treasury stock method, giving effect to the common equivalent shares outstanding as of July 27, 1998, and December 31, 1997. The common equivalent shares include officer and director stock options which have been deemed exercised at the issue date using the treasury method for the purposes of computing earnings per share. The Predecessor has no other potentially dilutive securities.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table reconciles the computation of basic EPS to diluted EPS:

			Per Share
	Net Income	Shares	Amount

	($ in thousands)

For the period January 1, 1998, through July 27, 1998:

Income before extraordinary item per share	$15,261	44,379,739	$0.34

Effect of options	—	814,744

Income before extraordinary item per share, assuming dilution	$15,261	45,194,483	$0.34

Net loss per share	$(10,428)	44,379,739	$(0.23)

Effect of options	—	814,744

Net loss per share, assuming dilution	$(10,428)	45,194,483	$(0.23)

For the year ended December 31, 1997:

Income before extraordinary item per share	$33,214	37,359,364	$0.89

Effect of options	—	972,938

Income before extraordinary item per share, assuming dilution	$33,214	38,332,302	$0.87

Net income per share	$20,473	37,359,364	$0.55

Effect of options	—	972,938

Net income per share, assuming dilution	$20,473	38,332,302	$0.53

Earnings per share have been retroactively adjusted for the effect of stock splits.

USE OF ESTIMATES

The Predecessor has made a number of estimates and assumptions relating to the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain financial statement items from the prior years for the Predecessor have been reclassified to conform to the current presentation.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	FELCOR MERGER AND THE SPIN-OFF

On July 27, 1998, the Predecessor’s hotel operating business was spun off as a separate publicly traded company, Bristol Hotels & Resorts. The FelCor Merger was consummated following the Spin-off.

In the Spin-off, the Predecessor’s stockholders received one common share of BH&R stock for every two of their shares in the Predecessor. In the FelCor Merger, the Predecessor’s stockholders received 0.685 FelCor common shares for each of their existing shares in the Predecessor. As a result of these transactions, former stockholders of the Predecessor own all of BH&R’s equity and 44% of FelCor’s outstanding common equity. The Spin-off was taxable to the Predecessor and its stockholders, while the FelCor Merger was tax-free to FelCor and Predecessor’s stockholders.

After the FelCor Merger, all of Predecessor’s hotels acquired by FelCor were leased to and operated by BH&R.

The assets spun off to BH&R by the Predecessor subsequent to July 27, 1998 consisted of (in thousands):

Cash	$48,988

Non-cash assets	75,834

Liabilities	(94,708)

Net assets to BH&R	$30,114

4.	ACQUISITIONS

Holiday Inn Acquisition

On April 28, 1997, the Predecessor acquired the ownership of 45 full-service Holiday Inns and the management of an additional 15 Holiday Inn properties, three of which were owned by joint ventures in which the Predecessor acquired a 50% interest (the owned hotels, management contracts and joint venture interests, collectively referred to as the “Holiday Inn Assets”). As consideration for the Holiday Inn Acquisition, the Predecessor paid $398 million in cash and issued 9,361,308 shares (pre-Stock Split) of its common stock. The acquisition was accounted for as a purchase and the results of operations of the Holiday Inn Assets have been included in the consolidated financial statements since April 28, 1997. The purchase price, including liabilities assumed in the acquisition (principally deferred tax liabilities) was allocated to the assets acquired, based upon their fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill and was being amortized over 40 years.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	ACQUISITIONS (continued)

Omaha Acquisition

On April 30, 1998, the Predecessor acquired 20 Midwestern hotels (the “Omaha Acquisition”). The total consideration for these assets was $40.4 million of assumed debt (of which $25.3 million was paid off at closing), $20 million in cash and 1.43 million shares of the Predecessor’s common stock. The portfolio consists of nine full-service Holiday Inns; five Holiday Inn Express hotels; five Hampton Inns and one Homewood Suites, with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; central Kansas and Midland/ Odessa, Texas. The pro forma impact of this acquisition is not material to the Predecessor’s financial statements. BHC funded the cash portion of the purchase price with borrowings under the FelCor Facility (as defined in Note 6).

Single-Asset Acquisitions

Owned Hotels

The Predecessor completed the following single-asset acquisitions:

		Number
Date		of	Purchase	Debt
Acquired	Location	Rooms	Price	Assumed

April 1998	Leominster, MA	187	$9.0 million	$—

December 1997	San Jose, CA	305	$4.25 million (1)	$—

December 1997	Philadelphia, PA	364	$25.50 million	$13.4 million

October 1997	St. Louis, MO	318	$18.00 million	$8.4 million

January 1997	Chicago, IL	444	$35.00 million	$—

(1)	The Holiday Inn - San Jose North was previously owned by a joint venture in which the Predecessor owned a 50% interest. The Predecessor purchased the remaining 50% interest in the venture for $4.25 million and, concurrent with the acquisition, repaid all outstanding debt associated with the property of $25.7 million.

Management Contracts and Leased Hotels

The Predecessor began operating the following hotels during 1998:

		Number	Managed/
Date	Location	of Rooms	Leased

May 1998	Secaucus, NJ	301	Managed
May 1998	Las Vegas, NV	128	Leased

5.	PROPERTY AND EQUIPMENT

The Predecessor’s properties are predominantly full-service hotels that operate in the upscale and midprice with food and beverage segments of the lodging industry under franchise agreements primarily with Bass. The Predecessor maintained a geographically diverse portfolio of hotels to offset the effects of regional economic cycles. As of July 27, 1998, the Predecessor operated properties in 27 states, the District of Columbia and Canada, including 13 hotels in California, 11 in Georgia, 30 in Texas, six in Florida, and six in Canada.

On June 9, 1998, the Predecessor sold the Holiday Inn - Winter Park for $4.75 million cash.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT

The Predecessor obtained the financing for the Holiday Inn Acquisition in 1997 under a senior term facility which provided for up to $560 million aggregate amount of term loan borrowings (the “New Credit Facility”). The New Credit Facility was utilized to repay existing debt of approximately $134 million and to fund the cash portion of the Holiday Inn Acquisition and related closing costs. The Predecessor repaid $108 million of borrowings from the New Credit Facility in May 1997 with proceeds from the Offering (as defined in Note 9). The Predecessor recognized an extraordinary loss of $2.2 million ($1.3 million, net of tax) related to the early extinguishment of debt with proceeds from the New Credit Facility. The Predecessor incurred $479,000 of prepayment penalties and wrote off $1.7 million in deferred financing costs.

On October 28, 1997, the Predecessor completed the refinancing of the existing $560 million New Credit Facility. The new financing (the “Nomura Credit Facility”) has two tranches: (a) $145 million at a fixed interest rate of 7.458%, a term of 10 years, and secured by 15 hotel properties; and, (b) $455 million at a fixed interest rate of 7.66%, a term of 12 years, and secured by 62 hotel properties.

The Predecessor recognized an extraordinary loss of $14.0 million ($8.4 million, net of tax) related to the early extinguishment of the New Credit Facility. The loss on extinguishment reflects the write-off of deferred financing fees related to the New Credit Facility.

The Predecessor prepaid $40 million of its 11.22% Senior Secured Notes (the “Senior Notes”) in December 1997. In conjunction with the prepayment, the Predecessor amended the Senior Note indenture to allow for a more flexible prepayment schedule. The Predecessor recognized an extraordinary loss of $5.0 million ($3.0 million, net of tax). The extraordinary loss reflects the $2.4 million in prepayment penalties paid by the Company for the Senior Notes, as well as the write-off of approximately $2.6 million of deferred financing fees and discount on the Senior Notes.

On April 21, 1998, the Predecessor entered into an interim credit facility with FelCor pursuant to which the Predecessor could borrow up to $120 million (the “FelCor Facility”). The FelCor Facility bears interest at a rate of LIBOR plus 2% and matures on December 31, 2003. As of July 27, 1998, the Predecessor had borrowed the entire $120 million available under this credit facility.

On May 11, 1998, the Predecessor refinanced $455 million of the Nomura Credit Facility with a new $455 million loan from Bankers Trust Company (the “BT Loan”). The BT Loan is secured by a pledge of stock in the subsidiaries of BHC, bears interest at LIBOR plus 1 3/4% and matures on May 11, 2001. The Predecessor incurred approximately $33.1 million in yield maintenance costs and prepayment penalties related to the payoff of the existing facility which, along with $6.9 million of deferred financing charges, resulted in an extraordinary loss of $40.1 million ($24.0 million, net of tax) in 1998. On July 24, 1998, the Predecessor amended the BT Loan to provide for additional borrowing of $35 million from Bankers Trust.

On June 15, 1998, the Predecessor prepaid the remaining $30 million of its Senior Notes, and recognized an extraordinary loss of $2.8 million ($1.7 million, net of tax). The Predecessor paid $1.2 million in prepayment penalties and wrote off $1.6 million of deferred financing fees and unamortized discount related to the Senior Notes.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES

Components of income tax expense from continuing operations for the period from January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, consist of the following (in thousands):

	1998	1997

Federal:

Current	$4,797	$12,683

Deferred	3,631	4,637

State:

Current	866	1,837

Deferred	655	509

Canada:

Current	226	1,618

Deferred	—	723

	$10,175	$22,007

Components of income tax benefits from extraordinary items for the period from January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, consist of the following (in thousands):

	1998	1997

Federal:

Current	$13,422	$7,358

Deferred	—	—

State:

Current	2,422	1,098

Deferred	—	—

Canada:

Current	1,281	—

Deferred	—	—

	$17,125	$8,456

The Predecessor estimates that its effective tax rate for 1998 and 1997 approximated 41.24% and 39.9, respectively. The actual income tax expense for the period from January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, is computed by applying the U.S. federal statutory income tax rate, adjusted as follows:

	1998	1997

Income tax expense at the U. S. federal statutory rate	35.00%	35.0%

State income taxes, net of federal benefit and permanent differences	5.17%	3.6%

Effect of higher Canadian tax rates	1.07%	1.3%

	41.24%	39.9%

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	STOCKHOLDERS’ EQUITY

On May 16, 1997, the Predecessor issued 2,750,000 (pre-Stock Split) shares of its common stock at a price of $36 per share (the “Offering”). The Predecessor issued an additional 412,500 shares (pre-Stock Split) on May 28, 1997, pursuant to an over-allotment agreement with the underwriters of the Offering. Proceeds from the issuances were approximately $108 million (net of costs of $6.3 million).

On June 23, 1997, the Predecessor’s Board of Directors declared a three-for-two stock split, effective in the form of a stock dividend for shareholders of record June 30, 1997, which was distributed July 15, 1997 (the “Stock Split”). All per share data and the average common and common equivalent shares issued and outstanding have been adjusted to reflect the Stock Split for all periods presented.

NON-EMPLOYEE DIRECTOR OPTIONS

The Predecessor instituted a Stock Option Plan for Non-Employee Directors in 1995. Only members of the board who are not employees of the Predecessor or an employee of a 10% beneficial owner or an affiliate thereof will be eligible for option grants thereunder (an “Eligible Director”). An Eligible Director receives an option to purchase 7,500 shares of Common Stock at an exercise price equal to the market value on the date the individual becomes a director, and those options shall become exercisable 34% at the first next annual shareholders’ meeting at which the individual is a director, and 33% at each of the next two consecutive years during which the individual is a director. In addition, the Eligible Director will receive options to purchase 7,500 shares at each annual meeting during which the individual is a director, exercisable on the date of the next annual shareholders’ meeting at which the individual is a director. As of July 27, 1998, a total of 52,500 options had been granted to the three Eligible Directors on the board, 32,550 of which are currently exercisable.

EMPLOYEE OPTIONS

Under the Amended and Restated 1995 Equity Incentive Plan, the Predecessor could award options to purchase the Predecessor’s stock to participating officers and employees. Employee stock options may be granted to officers and employees with an exercise price generally not less than the fair market value of the common stock at the date of grant. Options expire at 10 years from date of grant. Options issued prior to December 31, 1995, have cliff vesting from 1998 - 2000 and options issued on or after January 1, 1996, vest ratably over a four- or five-year period from the date of the grant. There were 1,803,141 employee options outstanding at July 27, 1998, of which 597,900 were exercisable.

SFAS 123 DISCLOSURE

The Predecessor accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Pronouncement Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Predecessor’s stock at the date of the grant over the amount the employee must pay to acquire the stock.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	STOCKHOLDERS’ EQUITY (continued)

However, had compensation cost for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Predecessor’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

		January 1, 1998	Year Ended
		to July 27, 1998	December 31, 1997

Net income (loss)	As reported	$(10,428)	$20,473

	Pro forma	(11,435)	19,060

Basic EPS	As reported	(0.23)	0.55

	Pro forma	(0.26)	0.51

Diluted EPS	As reported	(0.23)	0.53

	Pro forma	(0.26)	0.50

A summary of the status of the Predecessor’s stock option plan at July 27, 1998, and December 31, 1997, and changes during the period from January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, are presented in the table and narrative below:

	1998		1997

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1	2,121,941	$14.10	1,613,363	$10.57

Options granted	—	—	520,400	25.06

Options exercised	(165,000)	9.18	(6,929)	16.47

Options expired	(101,300)	12.25	(4,893)	9.78

Options outstanding at period end	1,855,641	$14.64	2,121,941	$14.10

Options exercisable at period end	630,450	$11.03	107,850	$16.60

Weighted average fair value of options granted at issue date		$—		$14.23

The 1,855,641 options outstanding at July 27, 1998, have exercise prices between $8.33 and $28.25 (pre-merger) with a weighted average exercise price of $14.64 and a weighted average remaining contractual life of 7.6 years. At July 27, 1998, 630,450 of these options (with a weighted average exercise price of $11.03) are exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rates from 5.99% to 7.04%; no expected dividend yields; expected lives of one to nine years; and expected volatility of 33.75%.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	MANAGEMENT CONTRACTS

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

Management fee income for the period January 1, 1998, through July 27, 1998 and the year ended December 31, 1997, was $3.5 million and $4.9 million, respectively. These management contracts may contain provisions which allow the third-party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Predecessor cannot guarantee that it will continue to manage these properties to the contract expiration date.

10.	INVESTMENTS IN JOINT VENTURES

The Predecessor acquired 50% interests in three joint ventures in the Holiday Inn Acquisition. The purchase price allocated to these joint ventures was approximately $12 million and is being amortized on a straight-line basis over the estimated life of the assets acquired. Amortization expense of $45,000 and $308,000 was recorded in the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997. The Predecessor purchased its joint-venture partner’s interest in Milpitas Joint Venture during 1997.

On July 24, 1998, in settlement of a dispute with its joint venture partner, the Predecessor sold its 50% interest in the HI - Thomas Circle Joint Venture to an affiliate of John Hancock Life Insurance Company, its joint-venture partner, for $4.1 million, resulting in a loss of $664,000. The Predecessor continued to manage the property for the owner.

11.	BENEFITS

Health (including fully insured term life and accidental death and dismemberment), dental and disability coverage is provided to the Predecessor’s employees through the Welfare Benefit Trust (the “Trust”). The Predecessor maintains varying levels of stop-loss and umbrella insurance policies to limit the Predecessor’s per-occurrence and aggregate liability in any given year. Actual claims and premiums on stop-loss insurance, medical and disability policies are paid from the Trust. The Trust is funded through a combination of employer and employee contributions. The Trust also pays work-related injury claims, which are funded by the employer for its employees in Texas. Since April 1, 1995, all employees have been eligible for participation in the benefits provided through the Trust. The Predecessor provided $5.4 million and $6.1 million related to these benefits for period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, respectively.

The Predecessor offers a Profit Sharing Plan and Trust (“401(k) Plan”) to certain employees. The 401(k) Plan is designed to be a qualified trust under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the 401(k) Plan; however, only the first 6% of pretax income is subject to matching by the Predecessor. Effective January 1, 1998, the Predecessor automatically makes matching contributions of up to 50% of the employees’ matchable contributions, and may elect to make matching contributions of an additional 50% of the employees’ matchable contributions, subject to certain performance measures of the Predecessor. The Predecessor provided for matching contributions for period January 1, 1998 through July 27,

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	BENEFITS (continued)

1998, and the year ended December 31, 1997, totaling $2.5 million and $1.5 million, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Predecessor’s hotel properties are operated pursuant to franchise or license agreements (“Franchise Agreements”), primarily with Holiday Inn Franchising, Inc. or its affiliates. The Predecessor also operates hotels under franchise agreements with Marriott International, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Ramada Franchise Systems, Inc., Days Inns of America, Inc., Promus Hotels, Inc. and Hilton Inns, Inc. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues. The Franchise Agreements have various durations through the year 2018, and generally may not be terminated without the payment of substantial fees. Franchise fees of $18.0 million and $19.5 million were paid during the period January 1, 1998, through July 27, 1998, and the year ending December 31, 1997, respectively.

The Predecessor leases the land underlying several of its hotels under various long-term leases through the year 2063. Lease payments under the agreements were $9.4 million and $11.0 million for the period January 1 through July 27, 1998, and the year ended December 31, 1997, respectively.

13.	RELATED PARTY TRANSACTIONS

The Predecessor agreed to enter into Franchise Agreements with Holiday Corporation (“HC”) pursuant to which certain Bristol properties will be rebranded to Holiday Inn brands, subject to normal franchising procedures. Franchise fees for these rebranded hotels will equal 0% of room revenue for 1997, 1% in 1998, 3% in 1999 and 5% in 2000. Amounts paid to HC pursuant to Franchise Agreements and related marketing, advertising and reservation services were $27.1 million and $21.8 million in for the period January 1, 1998, through July 27, 1998, and the year ended December 31, 1997, including $18.1 million and $17.6 million for franchise royalty and marketing fees.

BRISTOL HOTEL COMPANY (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for the Predecessor are as follows (in thousands, except per share amounts):

	1998

	First	Second	July 1-
	Quarter	Quarter	July 27

Revenues	$158,802	$182,159	$63,049

Operating income (loss)	30,897	36,778	(12,130)

Income before extraordinary item	11,362	15,028	(11,129)

Net income (loss)	11,362	(10,661)	(11,129)

Earnings (loss) per common share:

Income (loss) before extraordinary item:

Basic	$0.26	$0.34	$(0.25)

Diluted	$0.26	$0.33	$(0.24)

Net income (loss):

Basic	$0.26	$(0.24)	$(0.25)

Diluted	$0.26	$(0.23)	$(0.24)

Weighted average number of common and common equivalent shares:

Basic	43,719	44,780	45,235

Diluted	44,535	45,606	46,013

	1997

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$58,261	$131,615	$163,005	$151,637

Operating income	13,301	26,909	32,252	25,434

Income before extraordinary item	4,410	9,622	12,066	7,116

Net income (loss)	4,410	8,284	12,066	(4,287)

Earnings (loss) per common share:

Income (loss) before extraordinary item:

Basic	$0.18	$0.26	$0.28	$0.16

Diluted	$0.17	$0.25	$0.27	$0.16

Net income (loss):

Basic	$0.18	$0.22	$0.28	$(0.10)

Diluted	$0.17	$0.22	$0.27	$(0.10)

Weighted average number of common and common equivalent shares:

Basic	24,849	37,041	43,635	43,636

Diluted	25,797	37,998	44,643	44,629

The sum of the earnings (loss) per common share for the four quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

INDEX TO EXHIBITS

Exhibit
No.	Description

10.12	Employment Agreement with Jeffrey P. Mayer.
21.1	List of subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
27.1	Financial data schedule.